Form 10QSB
period 2002-12-31
MOBILE NATION INC
filed 2004-01-23
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 000-28585

                               Mobile Nation, Inc.
                          (formerly Wolfstone Corporation)
                 (Name of small business issuer in its charter)

            Nevada                                               68-0427395
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               2647 Douglas Circle
                              Henderson, NV  89074
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (702) 914-9824

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

	The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 225,000 on December 31, 2002 (after giving affect of the July 3, 2003 and November 14, 2003 stock splits) and 5,735,000 shares as of January 13, 2004.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Financial Statements.................................................3
          Balance Sheet (unaudited)............................................3
          Statements of Operations (unaudited).................................4
          Statements of Cash Flows (unaudited).................................5
          Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................................7

Item 3. Controls and Procedures...............................................10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................10

Item 2.   Changes in Securities and Use of Proceeds...........................10

Item 3.   Defaults upon Senior Securities.....................................11

Item 4.   Submission of Matters to a Vote
           of Security Holders................................................11

Item 5.   Other Information...................................................11

Item 6.   Exhibits and Reports on Form 8-K....................................12

Signatures....................................................................12

PART I. FINANCIAL INFORMATION

                                MOBILE NATION, INC
                          (formerly Wolfstone Corporation)
                           (A Development Stage Company)
                                   BALANCE SHEETS
                                   --------------

                                        December 31, 2002         March 31, 2002
                                        -----------------         --------------
                                        (unaudited)                (unaudited)
Assets
Current assets:
       Cash                              $         -             $             -
                                         ----------------        ----------------

Total current assets                               -                           -
                                         ----------------        -----------------
Total assets                             $         -             $             -
                                         ================        =================


                           Liabilities and Shareholders' Deficit
                           -------------------------------------

Current liabilities:

      Accounts payable, trade                      -                           -
      Due to related parties                   2,451                      17,725
                                         ----------------         ----------------

Total current liabilities                      2,451                      17,725
                                         ----------------         ----------------

Total liabilities                              2,451                      17,725
                                         ----------------         ----------------

Commitments and contingencies                      -                           -

Shareholders' Deficit
 Preferred stock, par value
  $40.00 per share, 10,000 shares
  authorized; 39 and 55 shares
  issued and outstanding,
  respectively; each share convertible
  into 40,000 shares of common stock            1,550                      2,200

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  225,000 and 23,000
  issued and outstanding, respectively
  adjusting for stock splits to date           225                          23

      Additional paid-in capital              200,009                     180,186
      Deficit accumulated during the
           development stage                 (204,235)                   (200,134)

Total shareholders' equity (deficit)           (2,451)                    (17,725)

Total liabilities and shareholders'
   equity                                  $        -             $             -
                                           ===========            =================

The accompanying notes are an integral part of the financial statements

                                                 MOBILE NATION, INC
                                          (formerly Wolfstone Corporation)
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                              ------------------------
                                                        For the                      For the                  From
                                                   Three months ended           Nine months ended         March 15, 1990
                                                        December 31,               December 31,            (Inception) to
                                                   2002            2001          2002         2001       December 31, 2002
                                                 ---------       ----------    -----------  ----------      ===========
                                                (unaudited)      (unaudited)   (unaudited) (unaudited)      (unaudited)
 Revenues                                      $    -            $    -        $    -        $    -       $      -

Operating expenses:

      General and administrative                 2,746                -          4,101            -          204,235
                                               ------------      -----------   ------------  ----------    -----------
Total operating expenses                         2,746                -          4,101            -          204,235
                                               ------------      -----------   ------------  ----------    -----------
Loss before income taxes                        (2,746)               -         (4,101)           -         (204,235)
                                               ------------      -----------   ------------  ----------    -----------
Provisions for income taxes                          -                -              -            -                -

Net loss                                       $(2,746)           $   -        $(4,101)      $    -        $(204,235)


Net loss per share:

      Basic                                    $ (0.02)           $   -        $ (0.05)      $    -        $  (14.00)
      Diluted                                  $ (0.01)           $   -        $ (0.01)      $    -        $   (0.63)

Weighted Shares Outstanding

      Basic                                    161,000              23,000        75,674       23,000          14,578
      Diluted                                  471,000             463,000       385,674      463,000         324,578


                                   The accompanying notes are an integral part of the financial statements.

                                                        MOBILE NATION, INC
                                                  (formerly Wolfstone Corporation)
                                                    (A Development Stage Company)
                                                       STATEMENT OF CASH FLOWS


                                                                  For the                 For the                   From
                                                                Nine Months             Nine Months             March 15, 1990
                                                                  ended                   ended                  (Inception) to
                                                              December 31, 2002      December 31, 2001        December 31, 2002
                                                                ----------              ----------               -----------
                                                                (unaudited)             (unaudited)              (unaudited)
Cash flows from operating activities:

Net loss                                                       $   (4,101)          $          -              $    (204,235)
Adjustment to reconcile net loss to net
     cash used in operating activities:

          Increase (decrease) in due to affiliate                 (15,274)                 2,451
          Fair value of salaries donated as capital                     -                      -                    151,500
          Common stock issued for services                         10,000                      -                     18,253
                                                                -----------          --------------            --------------
Net cash used in operating activities                              (9,375)                     -                    (32,031)

Cash flows from financing activities :
          Contributed capital                                         -                        -                     22,656
          Advances form stockholders                                9,375                      -                      9,375
                                                                -----------          --------------            --------------
        Net cash provided by financing activities                   9,375                      -                     32,031

Cash flows from investing activities:                                   -                      -                          -
                                                                -----------          --------------            --------------
        Net cash provided by financing activities                       -                      -                          -

Net increase in cash                                                    -                      -                          -

Cash at beginning of period                                             -                      -                          -
                                                                -----------          --------------            --------------
Cash at end of period                                           $       -            $         -                $         -
                                                                ===========          ==============             =============

                                                       Supplemental Schedule of Non-Cash Investing
                                                              and Financing Activities
                                                       -------------------------------------------

Fair value of salaries donated as capital                      $        -            $         -                $    151,500



Issuance of common stock in exchange
       for services                                            $   10,000            $         -                $     18,253

Conversion of stockholder advances to
       additional paid-in capital                              $    9,375            $         -                $      9,375

                                      The accompanying notes are an integral part of the financial statements.

                        Mobile Nation, Inc
                  (formerly Wolfstone Corporation)
                     (a Development Stage Company)

Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $204,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided, without charge, by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Company History

Our original business was to operate a direct mail business. Our original company name was Integrated Direct, Inc. (Integrated Direct), and was incorporated in the state of Delaware on March 15, 1990. It filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, Integrated Direct was discharged from its debts as it emerged from bankruptcy. On February 23, 1999, Integrated Direct reincorporated in the state of Nevada and simultaneously changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities prior to this transaction.

Between April 1999 and August 2003, Wolfstone attempted three merger/acquisition transactions, however, Wolfstone was not able to raise sufficient capital to support any of the planned mergers/acquisition. In each instance, the parties agreed to rescind any transactions with all securities issued by the parties being returned.

The last aborted merger/acquisition occurred in June 2003 between Wolfstone and Mobile Nation, Inc., (Mobile Nation) was issued 4,000,000 shares of common stock. The new business plan for the Company involved the vision of providing portable wireless broadband services, utilizing "advanced wireless" technologies. The management of Mobile Nation assumed substantial control of Wolfstone and the company's name was changed to Mobile Nation, Inc.

On July 3, 2003, prior to the Board consummating the merger transaction with Mobile Nation, Inc, the technology company, the Registrant affected a 50 to 1 reverse split of its common stock. The par value and authorized share count of the common stock was not affected by the reverse split.

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. Members of the technology group continue to look for the resources from the limited holders of spectrum required to launch the operation. Because there can no assurance that the required spectrum will never be available, key technology principals moved on the other projects.

At this same time in October, 2003, five of the then directors tendered their resignation. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of board of directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

In November, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2004.

In connection with the rescission, a note payable issued to Affinity Financial Group, Inc. for the $75,000 was assumes by the Company for these proceeds were expended in the reorganization effect of the Company by the former Mobile Nation. The note is at an interest rate of ten percent (10%) and is in full with all accumulated interest on April 1, 2005. The Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% market price of the stock at the time of the conversion.

The significant period of time that had passed since the previous audit of the Company (July 31, 1999). Failed business combinations and lack of capital issues prevented the timely completion of both the auditable financial statements and the audit opinion until the completion of the March 31, 2003 audited financial statements included in our last fiscal year annual report filed on January 23, 2004 on form 10-KSB.

Company Overview

We were incorporated in the State of Nevada on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the bankruptcy or when we emerged from bankruptcy, it did not qualify for fresh
start accounting assuming the date of its predecessor.   Accordingly, we have
a limited operating history upon which an evaluation our current business and its prospects, can be based ---each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

There can be no assurance that we will have or create the ability to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of our operations, compete with the introduction and development of different or more extensive communities by direct and indirect our competitors, including those with greater financial, technical and marketing resources, and overcome our inability to attract, retain and motivate qualified personnel and address general economic conditions.

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2002 we had an accumulated deficit of approximately $204,000. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

We are currently assessing various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of our President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. We anticipate that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required us to complete our analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December 31, 2002. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended December 31, 2002, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the next fiscal year ending March 31, 2004.

In its most recent nine month operating period ended December 31, 2002, we did not generate any revenues. During the nine months ended December 31, 2002 we had no business activity and had a net loss of ($4,101) as compared to no loss ($0) for the same period ending December 31, 2001. For the Quarter ended December 31, 2002, the Company had a net loss of ($2,746) as compared to no loss ($0) for the same period last year. All of these expenses represented general and administrative expenses, particularly accounting and transfer agent fees.

Since our inception, on March 15, 1990, we have experienced a net loss ($204,235) through the period ending December 31, 2002.

Plan of Operation

We have scaled operations down to a minimum. We are now searching for a merger candidate and/or significant acquisition.

In our opinion, we do not have available funds to satisfy our working capital requirements. We need to raise additional capital immediately to conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may have to contemplate a plan of reorganization and/or liquidation in the event that we do not acquire financing.

We are not currently conducting any research and development activities, other than the search for a merger candidate. We do not anticipate conducting any other such activities in the next three months.

We do not anticipate that we will hire any employees in the next three to six months, unless we acquire financing. We believe our future success depends in large part upon the success in finding a qualified merger candidate.


Liquidity and Capital Resources

We show little or no cash available to operate and will rely on the current officers and directors to provide monies as needed to maintain our operations as we seek and evaluated business opportunities.

We have had limited other financial resources available, which has had an adverse impact on our liquidity, activities and operations. These limitations have adversely affected our ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order us to remain a Going Concern we will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable or at all.

As a result of our current limited available cash, no officer or director received compensation through the first three month ended December 31, 2002. Officers /directors have received stock as compensation since our inception through December 31, 2002 for services and operating capital contributions totaling $18,253 in value ($10,000 of which occurred in this nine-month period), with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors have contributed capital ($9,375 occurring in this nine-month period) to pay necessary expenses over the last few years, said contributions subsequently forgiven by the parties are reflected as additional paid-in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with each of our officers.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the nine months ended December 31, 2003, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2002, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2002, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On September 12, 2002, the Board issued 9,000,000 shares to two of its directors for services rendered and provided capital to maintain operations. Directors provided $9,375 in capital to pay expenses incurred, said funds recorded as additional paid-in capital. Additionally, on September 15, 2002, the Board and shareholders effected a 25-to-1 share reversal reverting the 9 million share issuance to 360,000 shares.

On September 19, 2002 and December 5, 2002, preferred shares outstanding were converted into 200,000 and 450,000 shares of common stock, respectively.

These actions combined with the 43,400 post reversal split shares on a restated basis, resulted in a total of 1,053,400 shares of common stock outstanding at December 31, 2002.

Subsequently, on January 30, 2003 and February 6, 2003, the balance of the convertible preferred shares were converted into 1,550,000 and 1,000,000 common shares, respectively resulting in the 3,603,400 outstanding common shares at March 31, 2003.

As a result of subsequent stock splits on July 3, 2003 and November 14, 2003, the restated common outstanding at December 31, 2002 totaled 225,000 shares

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On February 3rd 2003 two of the then shareholders comprising a majority of the company's voting shares acting in accordance with the corporation's by-laws and the Nevada Revised Statutes removed and terminated all the Freegolfstats.com officers and directors citing abandonment. The majority shareholders assumed control of the company until successors could be duly elected.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1    Certifications of the Chief Executive Officer and Chief Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1    Certifications of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)  Reports on Form 8-K

  July 21, 2003 and July 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 23, 2004                  MOBILE NATION, INC.
                                         BY:  /S/ REX A. MORDEN
                                         ------------------------
                                         Rex A. Morden
                                         President, Chief Executive Officer,
                                         and Director (principal and
                                         executive officer)


Dated: January 23, 2004                  BY:  \S\  NEAL ARMSTRONG
                                         ------------------------
                                         Neal Armstrong
                                         Chief Financial Officer and Director
                                         (principal financial and
                                          accounting officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

      Exhibit No.        Description
      -------------      ------------------------------------------------------
           31.1          Certifications Required by Rule 13a-14(a) of the
                         Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

           31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002