Form 10KSB
period 2003-03-31
MOBILE NATION INC
filed 2004-01-23
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2003     OR

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

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None

            Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
	Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2003 were $0
(zero).

As of January 13, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $0. The number of shares outstanding of the registrant's only class of common stock was 5,735,000 on January 13, 2004.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===========================================================================

TABLE OF CONTENTS

PART I                                                                                         Page

 Item 1.  Description of Business.................................................................4
 Item 2.  Description of Property................................................................12
 Item 3.  Legal Proceedings......................................................................12
 Item 4.  Submission of Matters to a Vote of Security Holders....................................12

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................13
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................14
Item 7.  Financial Statements....................................................................16
Item 8.  Changes in and Disagreements with Accountants on   Accounting and Financial Disclosure..18

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act...........................................................................20
Item 10. Executive Compensation..................................................................22
Item 11. Security Ownership of Certain Beneficial Owners and
                Management.......................................................................23
Item 12. Certain Relationships and Related Transactions..........................................24
Item 13. Exhibits and Reports on Form 8-K........................................................25
Item 14  Control and Procedures..................................................................26

SIGNATURES   ....................................................................................27

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

0Pursuant to an Acquisition Agreement dated June 16, 2003 between the Company and Mobile Nation, Inc., a Nevada corporation, (the "Agreement"), and effective July 3, 2003, four million (4,000,000) post-reverse split shares of common stock of the Company were issued resulting in a change in control of the Company. Pursuant to the Agreement, a new six member Board of Directors was elected and the then current officers and directors resigned. As a part of the Agreement, the Company changed its name from Wolfstone Corporation to Mobile Nation, Inc. Prior to closing, the Company effected a 50 to one reverse split of the then 3,603,400 currently issued and outstanding shares into 73,500 shares.

Company History

The original business of Mobile Nation, Inc. was to operate a direct mail business and at that time the company was called Integrated Direct, Inc. (Integrated Direct), and was incorporated in the state of Delaware on March 15, 1990. Integrated Direct filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, Integrated Direct was discharged from its debts as it emerged from bankruptcy. On February 23, 1999, Integrated Direct reincorporated in the state of Nevada and simultaneously changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities prior to this transaction.

Between April 1999 and August 2003, Wolfstone attempted three merger/acquisition transactions; however, Wolfstone was unable to raise sufficient capital to support any of these planned mergers or acquisitions. In each instance, the parties agreed to rescind all of the proposed transactions, with all securities issued by the parties being returned.

The last aborted merger/acquisition occurred in July 2003 between Wolfstone and Mobile Nation, Inc., (Mobile Nation); wherein Mobile Nation was issued 4,000,000 shares of common stock. The new business plan for the Company involved the vision of providing portable wireless broadband services by utilizing "advanced wireless" technologies. In July, 2003, the management of Mobile Nation assumed substantial control of Wolfstone and the company's name was changed to Mobile Nation, Inc.

On July 3, 2003, prior to the Wolfstone Board consummating the merger transaction with Mobile Nation Wolfstone affected a 50 to 1 reverse split of its common stock. The par value and authorized share count of the common stock was not affected by the reverse split.

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

In connection with the rescission of the transaction, a note payable (Affinity
Note) in the amount of $75,000 was issued to Affinity Financial Group, Inc. for monies loaned to Mobile Nation during this period. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on April 1, 2005. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

On October 27, 2003 a note payable (Gilluly Note) was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The Gilluly Note is at an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2004.

A significant period of time has passed since the previous audit it was submitted with a 10-SB of the Company was issued on July 31, 1999. Failed business combinations and lack of capital [prevented the timely completion of both the auditable financial statements and the audit opinion until the completion of the March 31, 2003 audited financial statements included in the Form 10-K filed simultaneously with three most recently due Form 10-Q.

The original Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of common stock. Currently, there are twenty million (20,000,000) shares of common stock at par value of $0.001 per share. The Articles of Incorporation of the Company, subsequently amended in March, 1999, authorized the issuance of ten thousand (10,000) shares of preferred stock at par value of $40.00 per share.

As of March 31, 2003, the Company has three million, six hundred three thousand, four hundred shares (3,603,400) shares of its $0.001 par value common voting stock issued and outstanding and no preferred shares issued and outstanding, which are held by eight hundred, sixty-five (865) shareholders of record.

Business of Issuer

The Company is currently assessing various options and strategies. The analysis of new businesses opportunities and new business strategies will be undertaken by the board and senior management. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

A decision to participate in a specific business opportunity will be made based upon an analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of their products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Should the Company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its management and directors to affect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time. If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Employees
---------

The Company currently has two (2) employees: one President, and one Secretary/Treasurer. The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its president, Rex Morden. In particular, the Company's success depends on his ability to develop a business strategy, which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at: 2746 Douglas Circle, Henderson, Nevada 89074, Phone: 702-914-9824. This space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, Mobile Nation, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Mobile Nation, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS On February 3rd 2003, two shareholders comprising a majority of the company's voting shares, acting in accordance with the corporation's by-laws and the Nevada Revised Statutes, removed and terminated all of the Freegolfstats.com officers and directors citing abandonment. The majority shareholders assumed control of the company until successors could be duly elected.

The Company's Board of Directors, comprising a majority of the company's voting shares, approved a 10-for-1 share split given as a dividend to all shareholders of record on November 3, 2003. The share dividend became effective and payable on November 14, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(i) Market Information
----------------------

The common stock of the Company is currently quoted on the OTC Bulletin Board Pink Sheets under the stock symbol: MBNT. There has been little or no trading activity and the market for the Company's Common Stock is extremely limited at
present.    (a)	In July 2003, the Company issued a $75,000 promissory note
(Affinity Note) convertible at the holder's discretion into common stock at a rate of 80% of the market value at the time of the conversion and provides for interest at the rate of 10% per annum. As of January 13, 2004, the aggregate amount owed on the Affinity Note is $78,500, which includes both principal and unpaid interest.

(ii) Holders
------------

The number of holders of record of common stock as of January 13, 2004 was eight hundred seventy (870).

(iii) Dividends
---------------
Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------
On July 3, 2003 the Board and shareholders of Wolfstone effected a 1-for-50-share reversal resulting in a total of 73,500 shares of common stock
outstanding remaining in Wolfstone.   Additionally, the Board issued 4,000,000
shares of common stock to Mobile Nation, Inc. in anticipation of a proposed merger of the two companies. The proposed merger that caused the issuance of the 4,000,000 shares of common stock to Mobile Nation was rescinded in October, 2003, and 3,520,000 shares of common stock were returned to the treasury and cancelled.

At this same time in October, 2003, five of the then directors tendered their resignations. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of board of directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(i) General
-----------

Mobile Nation will continue to devote the major portion of its resources to developing a business strategy to either purchase or merge with a business enterprise that will benefit the Company. There can be no assurance that we will have or create the ability to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of our operations, compete with the introduction and development of different or more extensive communities by direct and indirect our competitors, including those with greater financial, technical and marketing resources, and overcome our inability to attract, retain and motivate qualified personnel and address general economic conditions.

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal year ending March 31, 2003, we had an accumulated deficit of approximately $211,000. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(ii) Results of Operations
--------------------------

The Company has not generated any revenues since its inception on March 15, 1990. We have scaled operations down to a minimum and we are now actively searching for a merger candidate and/or a significant acquisition.

In our opinion, we do not have the available funds to satisfy our working capital requirements and we need to raise additional capital to conduct our operations. Such additional capital may be raised through public or private financing; as well as by borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may have to contemplate a plan of reorganization and/or liquidation in the event that we do not acquire financing.

We are not currently conducting any research and development activities, other than the search for a merger candidate. We do not anticipate conducting any other such activities in the foreseeable future.

(iii) Liquidity and Capital Resources
-------------------------------------

We show little or no cash available to operate and will rely on the current officers and directors to provide monies as needed to maintain our operations as we seek and evaluate business opportunities.

We have limited other financial resources available, which continue to have an adverse impact on our liquidity, activities and operations. These limitations have adversely affected our ability to pursue certain projects and additional business opportunities. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend upon many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that the necessary financing can be obtained on favorable terms - if at all.

As a result of our current limited available cash, two past officers /directors received total stock compensation valued at $10,000 for the fiscal year ended March 31, 2003. The past officers /directors have received stock as compensation since our inception through March 31, 2003 for services and operating capital contributions totaling $18,253 in value, with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors have contributed $22,725 to pay necessary expenses over the last few years, said contributions were subsequently forgiven by the parties with such funds being reflected as additional paid-in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with any of our corporate officers.

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal year ended March 31, 2003. Further, inflation is not expected to have any significant effect on the future operations of the Company.

(v)  Impact of New Accounting Pronouncements
------------------------------------------------------------

During the past several fiscal years, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

	We have no history of significant revenues, have incurred losses, and could have continued losses and may never achieve profitably.

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal year ended March 31, 2003, we had an accumulated deficit of approximately $210,544. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

	Our independent auditors have issued a report questioning our ability
	to continue as a going concern.   This report may impair our ability
	to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2003 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

	Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations that often have been unrelated to the performance of the related corporations. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;

o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

o     economic conditions specific to the industries in which we operate;

o     future sales of our common stock or other debt or equity securities.


	Because we are subject to the "Penny Stock" rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission (SEC). Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker- dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

      	Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock trades under the symbol "MBNT" on the OTC Bulletin Board(R) Pink Sheets. Because our stock trades on the OTC Bulletin Board(R) Pink Sheets, rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including among others:

You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS


	C O N T E N T S



AUDITORS' REPORT.......................................F-2

BALANCE SHEET..........................................F-3

STATEMENTS OF OPERATIONS...............................F-4

STATEMENTS OF STOCKHOLDERS' EQUITY.....................F-5-6

STATEMENTS OF CASH FLOWS...............................F-7

NOTES TO FINANCIAL STATEMENTS..........................F-8-10

Independent Auditors' Report


Board of Directors and Stockholders
Mobile Nation, Inc. (formerly Wolfstone Corporation)
Flagstaff, Arizona


We have audited the accompanying balance sheet of Mobile Nation, Inc. (Mobile Nation - formerly Wolfstone Corporation, a development stage company) as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002 and for the period March 15, 1990 (inception) through March 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc. (formerly Wolfstone Corporation) at March 31, 2003, and the results of operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has little working capital, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Turner, Stone & Company, LLP
Certified Public Accountants
July 31, 2003

                         WOLFSTONE CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                          MARCH 31, 2003



                                Assets
                                ------

Current assets:

	Prepaid expenses			$	4,580
	                                         ------------
       		        			$	4,580
       		        			=============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:

	Accounts payable, trade			$	-
                                                 ------------
		Total current liabilities	  	-
                                                 ------------
Commitments and contingencies				-

Stockholders' equity:

Preferred stock, 10,000 shares authorized,
	no shares issued and outstanding, no
	rights or privileges designated			-
	Common stock, $.001 par value, 20,000,000
	shares authorized, 3,603,400 shares
	issued and outstanding				3,603
	Paid-in capital in excess of par              211,531
	Deficit accumulated during the
	development stage	 		     (210,554)
	                                         ------------
			 		  	        4,580
                                                 ------------
					         $	4,580
                                                 ============

The accompanying notes are an integral part of the financial statements.

                       WOLFSTONE CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
            AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                       THROUGH MARCH 31, 2003

			                                                 Cumulative
                                            2003             2002	 from Inception
                                         -------------- --------------- ----------------
Revenues	                         $	-	$	-	$	-
                                          -------------  --------------  ---------------

Operating expenses:

	General and administrative	   	10,420	        -	        210,554
                                          -------------  --------------   --------------
Operating loss	   	                        10,420	  	-	   	210,554
                                          -------------  --------------   --------------
Loss before income taxes	         (	10,420)	  	-	  	210,554
                                          -------------  --------------   --------------
Provisions for income taxes	   	        -	  	-	  	-
                                          -------------  --------------   --------------
Net loss		                 $(	10,420)	$	-	$	210,554
                                          ============= ===============   ==============


Net loss per share:

	Basic	                         $(        0.01)$	-	$(          1.71)


The accompanying notes are an integral part of the financial statements.

                       WOLFSTONE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
             AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                      THROUGH MARCH 31, 2003

                                                                                                    Additional
                                                  Preferred Stock        Common Stock         Paid-In   Accumulated
                                               Shares    Amount       Shares      Amount      Capital     Deficit     Total
                                               ------    ------       ------      ------      -------   -----------   -----
Balance at March 15, 1990		                 $    -	      1,969	 $    2      $    368	$(295)	      $  75

Common stock issued for
	services				                      17,239         17	        2,407		      2,424

Acquire oil and gas properties		       7,000	280,000	      24,192         24    82,807,805	         83,087,829

Additional capital contributed								       22,286		     22,286

Fair value of salaries donated								      151,500               151,500

Reclassify common stock for
    repurchase obligation					        (71)                 (212,500)	           (212,500)

Net loss	  		  		  		  		  	     (534,521)	           (534,521)
                                               -------  --------   -------       ------ -------------- --------- -----------
Balance at March 31, 2000		         7,000	280,000	    43,329	     43     82,771,866 (534,816)  82,517,093

Rescission of oil and gas purchase:
Common stock shares not
     returned in lieu of services 	       (7,000) (280,000)		           (82,804,200) 343,377  (82,740,823)
 Cancellation of repurchase
    obligation							       71                      212,500		     212,500

The accompanying notes are an integral part of the financial statements.

                       WOLFSTONE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
             AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                      THROUGH MARCH 31, 2003

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----
Issuance of preferred stock
	for services		         55	     2,200				                              2,200

Net loss	                              	                                        (8,695)          (8,695)
                                     -------       --------       -------   ------     --------        ---------    -------
Balance at March 31, 2001 & 2002	 55	     2,200	  43,400	43     180,166	       (200,134)    (17,725)

Common stock for services			               1,360,000     1,360       8,640	                     10,000

Conversion of preferred stock	 	(55)	   (2,200)     2,200,000     2,200					-

Stockholder advances contributed
     as additional paid in capital					                22,725                       22,725

Net loss	  		  		  		  		       (10,420)         (10,420)
                                    -------       --------   -----------   --------  ----------        ---------    --------
Balance at March 31, 2003	          -	  $      -   3,603,400	   $3,603    $  211,531       $(210,554)   $  4,580
                                    =======       ========   ===========   ========  ==========       ==========   ========

The accompanying notes are an integral part of the financial statements.

                         WOLFSTONE CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
               AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                         THROUGH MARCH 31, 2003

			                                            Cumulative
                                              2003         2002	   from Inception
                                           ---------     --------    --------------
Cash flows from operating activities:

Net loss		                    $(10,420)    $   -	    $(	210,554)

Adjustment to reconcile net loss to net
   cash used in operating activities:

   Fair value of salaries donated as capital      -	     -		151,500
     Common stock issued for services	     10,000	     -		 18,253
     (Increase) decrease in
      prepaid expenses	                  (   4,580)	     -	         (4,580)
                                          -----------   --------     -----------

   Net cash used in operating activities    ( 5,000)	     -	       ( 45,381)

Cash flows from investing activities:              -         -                -

Cash flows from financing activities

	Contributed capital	  	          -	     -	  	 22,656
	Advances from stockholders	  	5,000	     -	  	 22,725
                                            -----------   --------   -----------
   Net cash provided by financing activities 	5,000	     -	  	 45,381
                                            -----------   --------   -----------

Net increase in cash		                  -	     -		   -

Cash at beginning of year	  	          -	     -	  	   -
                                            -----------   --------   -----------
Cash at end of year	                      $	  -	  $  -	     $	   -
                                            ===========   ========   ===========

                      Supplemental Schedule of Non-Cash Investing
                             and Financing Activities

Conversion of stockholder advances to
  additional paid-in capital	             $  22,725   $	-    $	22,725

Issuance of common stock in
  exchange for services	                     $	10,000	 $	-    $  18,253

Fair value of salaries donated	             $	   -	 $	-    $ 151,500

The accompanying notes are an integral part of the financial statements.

F-7

WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Integrated Direct, Inc. (IDI) was incorporated in the state of Delaware on March 15, 1990. IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 295,408 common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (the Company). There were no assets or liabilities of IDI prior to this transaction. The Company is a development stage company and has no current business plans.

Bankruptcy proceedings

As mentioned above, the Company emerged from bankruptcy on December 17, 1998, when it was formally discharged from its debts. However, by September 1995 substantially all of its assets had been converted to approximately $95,000 of cash. At that time, the Company recognized income from discharge of indebtedness of approximately $994,000 and the remaining cash was used to pay various creditors. Afterwards, the Company still existed but had no other assets, liabilities or operations until it acquired its oil and gas properties.

Because there was no change in the stockholder ownership interests as a result of the bankruptcy or when the Company emerged from bankruptcy, it did not qualify for fresh start accounting pursuant to Statement of Position No. 90-7.

Business combinations and subsequent rescission

During April 1999, the Company acquired oil and gas properties through two subsidiaries in transactions accounted for as purchases and described below. In both acquisitions, the purchase price was allocated to the fair values of the assets acquired with no portion of the purchase price allocated to goodwill.

The Company acquired 100% of the outstanding common stock of Texas International Petroleum, Inc. (TIP), a Texas corporation, on April 3, 1999, in exchange for 2,000,000 common stock shares and 2,000 Class B preferred shares valued at $40 per share. TIP owned oil and gas properties.

TIP acquired 100% of the outstanding common stock of Subsurface Energy Corp.
(SEC), a Texas corporation, on April 9, 1999 in exchange for 1,628,727 TIP Class A preferred convertible shares valued at $20 per share and 5,000 Class B preferred shares of the Company valued at $40 per share. The conversion rate was 1:1 and entitled the stockholder to convert into common stock shares of Wolfstone Corporation. On June 6, 1999, stockholders of the TIP Class A preferred stock converted their shares into 1,628,727 shares of Wolfstone common stock.

WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

However, the Company was not able to raise sufficient capital to support the planned drilling program involving the oil and gas properties acquired and formal oil and gas operations were never commenced. As a result, in April 2000, the parties to the above purchase transactions entered into an agreement to rescind the purchase transactions with all securities issued by the Company being returned to the Company and the oil and gas properties acquired being returned to TIP and SEC with no claims or rights to the oil and gas properties.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2003 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Prior to the Company's purchase of oil and gas properties, and the subsequent rescission of the acquisition, the Company had not conducted any recent operations and had been in bankruptcy. All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash flow

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no amounts were paid for interest or taxes during each of the two years ended March 31, 2003 or during the period March 15, 1990 (inception) through March 31, 2003.

WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Reverse stock splits

On February 21, 2002 and September 12, 2002, the Company effected a 6 to 1 and a 25 to 1 reverse split, respectively, of its common stock. The par value of the common stock was not affected by the reverse splits and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from 'Common Stock' to 'Additional Paid in Capital' and all per share amounts and outstanding shares have been retroactively restated in the accompanying financial statements for all periods presented to reflect the reverse stock splits.

Net loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent number of common stock shares.

For the years ended March 31, 2003 and 2002, and for the period March 15, 1990 (inception) through March 31, 2003, basic loss per share amounts are based on 899,181, 43,400 and 122,795, respectively, weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of the convertible preferred stock shares (Note 2) as the effect would be anti-dilutive.

2.	PREFERRED STOCK

Originally, in connection with the Company's April 1999 acquisition of oil and gas properties (Note 1), the Company designated 7,000 shares of Class B 5% cumulative preferred stock, which were convertible into the Company's common stock shares at a ratio of 3:1. The Class B stockholders had liquidation preference over the common stockholders. However, with the rescission of this acquisition in April 2000, these shares were cancelled.

On September 10, 2000, the Company issued 1,100,000 shares of convertible preferred stock. The holders of the convertible preferred stock could convert each such share of convertible preferred stock into 2 shares of common stock. No other rights or preferences were established. The obligation resulted from services performed in the amount of $2,200 in connection with officers/directors maintaining and funding the ongoing expenses of the Company. It was subsequently determined that the preferred issuance, as approved in the minutes of the Company did not fall within the authorized capital structure of the Company and the obligation was restructured to match the intent of the preferred shares issuance, which would have resulted in 55 preferred shares being issued. During the year ended March 31, 2003, all convertible preferred stock was converted to 2,200,000 shares of common stock.

3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At March 31, 2003, the Company was not obligated under any noncancelable operating or capital lease agreements.

WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Common stock subject to repurchase

In connection with the Company's acquisition of SEC (Note 1), the Company agreed to repurchase up to 10,625 common stock shares owned by certain former SEC stockholders at a price of $20.00 per share totaling $212,500. With the rescission of the Company's acquisition of SEC this obligation was canceled.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. However, the Company is currently not a party to any legal proceeding, pending or threatened.

4.	STOCK OPTIONS AND WARRANTS

As of March 31, 2003 and during the period March 15, 1990 (inception) through March 31, 2003, the Company had not adopted any employee stock option plans and no other stock options or warrants have been granted or issued.

5.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2003 and 2002, and for the period March 15, 1990 (inception) through March 31, 2003, the Company received $5,000, $0 and $22,725, respectively, of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

6.	INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Other than the deferred tax asset relating to the Company's net operating losses, which totals approximately $567,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.

Name                  		 Age                   Position
--------              		-----           ---------------------------
Rex Morden              	  53            President, CEO, and Director
Neal Armstrong          	  48            Chief Financial Officer,
                                                Secretary and Director
Christopher William
 ("C.W.") Gilluly,                58 		Director

B.  Director's  Experience

Rex A. Morden President, Chief Executive Officer, Director Mr. Morden has been a successful entrepreneur for over thirty-five years with extensive experience working with start-up, development stage, and middle market companies in a variety of industries. He has provided management and investment banking expertise in overseeing the formation, initial funding, and SEC fillings of several publicly traded companies. He is the founder of Affinity Financial Group, Inc a Nevada-based consulting firm predominantly acting as advisors to companies seeking liquidity, mergers and acquisitions. Mr. Morden has held privileged licenses in Gaming, and series 7 and 63 Securities licenses.

Neal Armstrong, Chief Financial Officer, Secretary, Director, received his degree in accounting from Georgetown University in 1977 and in 1978 began his career in public accounting with the firm of Councilor, Buchanan and Mitchell. Since that time he has held a variety of positions in accounting, real estate and corporate management. Mr. Armstrong has served on the board of various private and public companies in industries ranging from internet communication, and gaming software development to pharmaceuticals. He has extensive experience in accounting, revenue modeling, pricing, cost analysis, strategic partnering, and SEC compliance. Mr. Armstrong provides business consulting and tax planning for numerous corporate clients.

Christopher William ("C.W.") Gilluly, Director, Dr. Gilluly has extensive experience with start-up, turnaround, and high-risk/high-growth companies. He has been the Chairman, CEO and/or President of three publicly traded companies and three privately held companies in industries ranging from high tech Internet information to federal government contracting to biological weapons defense. Additionally, Dr. Gilluly has in-depth, hands-on experience with mergers and acquisitions and corporate restructuring. He holds a B.S. in Mechanical Engineering from Marquette University, an M.A. in Administration from Chapman College and an Ed.D. from Catholic University of America.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Mobile Nation, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Mobile Nation, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Mobile Nation, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2003. Mobile Nation, Inc. intends to pay salaries when cash flow permits. Officers and/or directors did receive stock compensation during the fiscal year ended March 31, 2003. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial ownership of the Company's outstanding common stock as of January 13, 2004, by each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of January 13, 2004 are deemed to be outstanding and beneficially owned.

Title        Name & Address                    		Amount of        	Percent
  of          of Beneficial                    		shares           	of
Class       Owner of Shares (1)(2)    Position     	held by Owner   	Class
------   --------------------------   -----------     	-------------   	-----------
Common   Rex A. Morden (3)            President/    	3,765,000        	 65.65%
                                      CEO
Common   Neal Armstrong               Secretary/       	  735,000                12.82%
                                      Director
Common   Dr. C.W. Gilluly	      Director		  200,000                 3.49%
-------------------------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group 				 4,700,000           	  81.96%

All others as a group				         1,035,000            	  18.04%
-------------------------------------------------------------------------------------------
Total						         5,735,000	         100.00%

	(1)	The address of each director and executive officer named in
	        this table is c/o Mobile Nation, Inc, 2647 Douglas Circle,
	        Henderson, NV  89074.  Mr. Morden, Mr. Armstrong, and Dr.
	        Gilluly are directors and executive officers of Mobile Nation,
	        Inc.

	(2)	Beneficial ownership is determined in accordance with the
	        rules of the Securities and Exchange Commission and generally
	        includes voting or investment power with respect to
	        securities. Except as indicated by footnote, and subject to
	        community property laws where applicable, the persons named in
	        the table above have sole voting and investment power with
	        respect to all shares of common stock shown as beneficially
	        owned by them. Shares of common stock subject to options
	        currently exercisable or exercisable within 60 days after
	        January 6, 2003, are deemed to be outstanding in calculating
	        the percentage ownership of a person or group but are not
	        deemed to be outstanding as to any other person or group.

	(3)	3,765,000 are assigned to Affinity Financial Group, Inc., of
	        which Mr. Morden is the majority owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Turner, Stone & Company, LLP, Certified Public Accountants, to perform audited financials for the Company. Turner, Stone & Company, LLP own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

A note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $75,000, which was loaned to the Company in July 2003. The note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on April 1, 2005. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% market price of the stock at the time of the conversion.

A note payable (Gilluly Note) was issued to a company director, C.W. Gilluly for $50,000 loaned to the company on October 27, 2003. The Gilluly Note is at an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
-------        ---------------------------------------------------------------
 23            Consent of Experts

 31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: January 23, 2004            BY:  \S\  NEAL ARMSTRONG
                                   --------------------------
                                   Neal Armstrong
                                   Chief Financial Officer and Director
                                   (principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-KSB

 Exhibit No.         Description
-------------        --------------------------------------------------------
     23.1            Consent of Experts

     31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002