Form 10QSB
period 2003-06-30
MOBILE NATION INC
filed 2004-01-23
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 735,000 (restated) on June 30, 2003 (after giving affect of July 3, 2003 and November 14, 2003 stock splits) and 5,735,000 shares as of January 13, 2004.
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements................................................3
          Balance Sheet (unaudited)...........................................3
          Statements of Operations (unaudited)................................4
          Statements of Cash Flows (unaudited)................................5
          Notes to Financial Statements.......................................6

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................7

Item 3. Controls and Procedures..............................................10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................10

Item 2.   Changes in Securities and Use of Proceeds..........................10

Item 3.   Defaults upon Senior Securities....................................11

Item 4.   Submission of Matters to a Vote
           of Security Holders...............................................11

Item 5.   Other Information..................................................11

Item 6.   Exhibits and Reports on Form 8-K...................................12

Signatures...................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                            (formerly Wolfstone Corporation)
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                        June 30, 2003            March 31, 2003
                                        (unaudited)                (audited)
Assets
Current assets:
       Prepared Expenses                 $     3,904             $        4,580
                                         -----------             --------------
Total current assets                           3,904                      4,580
                                         -----------             --------------
Total assets                             $     3,904             $        4,580
                                         ===========             ==============

Liabilities and Shareholders' Deficit
Current liabilities:

      Accounts payable, trade                      -                          -
                                         -----------             --------------

Total current liabilities                          -                          -
                                        ------------             --------------

Total liabilities                                  -                          -
                                        ------------             --------------
Commitments and contingencies                      -                          -

Shareholders' Deficit
 Preferred stock, par value
  $40.00 per share, 10,000 shares
  authorized; No shares
  issued and outstanding,
  respectively;                                    -                          -

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  735,000 issued and outstanding,
  respectively, adjusting for stock splits
  to date                                        735                        735

      Additional paid-in capital              214,399                   214,399
      Deficit accumulated during the
           development stage                 (211,230)                 (211,554)
                                        -------------              ------------
Total shareholders' equity (deficit)            3,904                     4,580
                                        -------------              ------------
Total liabilities and shareholders'
   equity                                 $    3,904              $      4,580
                                        =============              ============
The accompanying notes are an integral part of the financial statements

                                          MOBILE NATION, INC
                                   (formerly Wolfstone Corporation)
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS

                                                   For the                       For the                    From
                                              Three months ended               Three months              March 15, 1990
                                                    ended                         ended                 (Inception) to
                                                June 30, 2003                  June 30, 2002,            June 30, 2003
                                                 (unaudited)                   (unaudited)                (unaudited)
 Revenues                                      $    -                          $    -                     $      -

Operating expenses:

      General and administrative                   676                              -                        211,230
                                               ----------------               ---------------             --------------
Total operating expenses                           676                              -                        211,230
                                               ----------------               ---------------             --------------
Loss before income taxes                           676                              -                       (211,230)

Provisions for income taxes                          -                              -                            -
                                               ----------------               ----------------            --------------
Net loss                                       $  (676)                       $     -                     $(211,230)


Net loss per share:
     (restated):
      Basic                                    $ (0.00)                        $   -                      $   (5.60)
      Diluted                                  $ (0.00)                        $   -                      $   (5.60)

Weighted Shares Outstanding

      Basic                                    735,000                              23,000                    37,996
      Diluted                                  735,000                             463,000                    37,996


                                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                     (formerly Wolfstone Corporation)
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS


                                                                  For the               For the                   From
                                                                Three Months           Three Months             March 15, 1990
                                                                  ended                   ended               (Inception) to
                                                              June 30, 2003           June 30, 2002            June 30, 2003
                                                              ---------------         -------------           ----------------
                                                               (unaudited)             (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                                       $     (676)          $          -              $    (211,230)
Adjustment to reconcile net loss to net
     cash used in operating activities:

          Increase (decrease) in prepaid expenses                     676                                            (3,904)
          Fair value of salaries donated as capital                     -                      -                    151,500
          Common stock issued for services                              -                      -                     18,253
                                                               --------------          -------------           ----------------
Net cash used in operating activities                                   -                      -                     45,381

Cash flows from financing activities:

        Contributed Capital                                                                                          22,656
                                                               ---------------         --------------          -----------------
        Advances from stockholders                                                                                   22,725
                                                               ===============         ==============          =================
        Net cash provided by financing activities                       -                      -                     45,381

Cash flows from investing activities                                    -                      -                          -

Net increase in cash                                                    -                      -                          -

Cash at beginning of period                                             -                      -                          -
                                                               ----------------     ------------------          ----------------
Cash at end of period                                          $        -            $         -                $         -
                                                               ================      =================          ================

                                Supplemental Schedule of Non-Cash Investing
                                         and Financing Activities

Fair value of salaries donated as capital                      $        -            $         -                $    151,500



Issuance of common stock in exchange
       for services                                            $        -            $         -                $     18,253

Conversion of stockholder advances to
       additional paid-in capital                              $        -            $         -                $     22,725

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $211,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. Members of the technology group continue to look for the resources from the limited holders of spectrum required to launch the operation. Because there can no assurance that the required spectrum will ever be available, the key technology principals have moved on to other projects.

At this same time in October, 2003, five of the then directors tendered their resignation. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

In November, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2004.

In connection with the rescission, a note payable issued to Affinity Financial Group, Inc. for $75,000 was assumed by the Company for proceeds expended in the reorganization effort of the Company by the former Mobile Nation. The note is at an interest rate of ten percent (10%) and is due in full with all accumulated interest on April 1, 2005. The Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

A significant period of time had passed since the previous audit of the Company was submitted on July 31, 1999. Failed business combinations and lack of capital issues prevented the timely completion of both the auditable financial statements and the audit opinion until the completion of the March 31, 2003 audited financial statements included in our last fiscal year annual report filed on January 23, 2004 on form 10-KSB.

Company Overview

We were incorporated in the State of Nevada on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the previously filed bankruptcy proceeding, when we emerged from bankruptcy it did
not qualify for fresh start accounting.   Accordingly, we have a limited
operating history upon which an evaluation of our current business and its prospects, can be based ---each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

There can be no assurance that we will have, or create, the ability to manage our operations, including the ability to meet the amount and timing of capital expenditures and other costs relating to the expansion of our operations, compete with the introduction and development of different or more extensive approaches to the market by direct and indirect our competitors, including those with greater financial, technical and marketing resources, or overcome our inability to attract, retain and motivate qualified personnel and address general economic conditions.

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 30, 2003 we had an accumulated deficit of approximately $211,000. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

We are currently assessing various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by the board and senior management. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. We anticipate that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended June 30, 2003. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2003, we did not generate any revenues. In addition, we do not expect to generate any profit for the next year.

In our most recent three month operating period ended June 30, 2003, we did not generate any revenues. During the three months ended June 30, 2003 we had no business activity and had a net loss of $(676) as compared to no net income or loss ($0) for the same period ending June 30, 2002. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status. During the Quarter ended June 30, 2003, we contracted to merge with Mobile Nation, Inc., an agreement that was subsequently rescinded in August 2003. Since our inception, on March 15, 1990, we have experienced a net lost $(211,230) through the period ending June 30, 2003.

Plan of Operation

We have scaled operations down to a minimum. We are now searching for a merger candidate and/or significant acquisition.

In our opinion, we do not have available funds to satisfy our working capital requirements. We need to raise additional capital immediately to conduct our operations. Such additional capital may be raised through public or private financing, as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may have to contemplate a plan of reorganization and/or liquidation in the event that we do not acquire financing.

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

We have had limited other financial resources available, which has had an adverse impact on our liquidity, activities and operations. These limitations have adversely affected our ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a going concern we will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable or at all.

As a result of our current limited available cash, no officer or director received compensation through the first three month ended June 30, 2003. The past officers /directors have received stock as compensation since our inception through June 30, 2003 for services and operating capital contributions totaling $18,253 in value, with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors advanced $22,725 on behalf of the Company to pay necessary expenses over the last few years. Subsequently these advances were forgiven, said funds are reflected as additional paid-in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with each of our officers.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the three months ended June 30, 2003, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On July 3, 2003 the Board and shareholders effected a 1-for-50-share reversal resulting in a total of 73,500 shares of common stock outstanding after giving effect for fractional shares. Additionally, the Board issued 4,000,000 shares to Mobile Nation, Inc. The merger that caused the 4,000,000 share issuance was formally rescinded in October, with two of the existing directors remaining with the Company. 3,520,000 shares associated with this merger were returned to the treasury and canceled. Simultaneous with this rescission, a 10-for-1 stock split was approved and the remaining directors retained a total of 4,800,000 shares, post stock split, together with 200,000 post split shares issued in November to the new director for services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company. The resulting shares outstanding as a result of these events totaled 735,000 shares as of June 30, 2003 and 5,735,000 shares as of January 13, 2004. All "per share" amounts reflected in the accompanying financial statements have been restated to give retroactive effect for the above referenced stock splits on July 3, 2003 and November 14, 2003.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On February 3, 2003, two of the then shareholders, comprising a majority of the company's voting shares and acting in accordance with the corporation's by-laws and the Nevada Revised Statutes, removed and terminated all the Freegolfstats.com officers and directors citing abandonment. The majority shareholders assumed control of the company until successors could be duly elected.


ITEM 5.  Other Information

On October 13th, 2003 the Board of Directors accepted the resignations of Rob Roy, Michael McGhee, Curt Miller, Mike Borden, and John Pretto.

Rex Morden and Neal Armstrong remain as directors; C.W. Gilluly was added as a director in October 2003.

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