Form 10QSB
period 2003-09-30
MOBILE NATION INC
filed 2004-01-23
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 4,735,000 (restated) on
September 30, 2003 (after giving affect of the July 3, 2003 and November 14, 2003 stock splits) and 5,735,000 shares as of January 13, 2004.
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements................................................3
          Balance Sheet (unaudited)...........................................4
          Statements of Operations (unaudited)................................5
          Statements of Cash Flows (unaudited)................................6
          Notes to Financial Statements.......................................6

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

Signatures...................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                            (formerly Wolfstone Corporation)
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                      September 30, 2003         March 31, 2003
                                        (unaudited)               (audited)
Assets
Current assets:
       Prepared Expenses                 $     2,400             $        4,580
                                         -----------             --------------
Total current assets                           2,400                      4,580
                                         -----------             --------------


Total assets                             $     2,400             $        4,580
                                         ===========             ==============

                             Liabilities and Shareholders' Deficit
                             -------------------------------------
Current liabilities:

      Accounts payable, trade                    836                          -
      Accrued interest                         1,870                          -
                                         -----------             --------------

Total current liabilities                      2,706                          -
                                        ------------             --------------

Total liabilities                             75,000                          -
                                        ------------             --------------
Commitments and contingencies                 77,706                          -

Shareholders' Deficit
 Preferred stock, par value
  $40.00 per share, 10,000 shares
  authorized; No shares
  issued and outstanding,
  respectively; no rights or                      -                          -
  privileges designated

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  4,073,500 and 735,000
  issued and outstanding, respectively,
  adjusting for stock splits to date            4,735                       735

      Additional paid-in capital              215,199                   224,339
      Deficit accumulated during the
           development stage                 (295,240)                 (220,554)
                                        -------------              ------------
Total shareholders' equity (deficit)          (73,306)                    4,580
                                        -------------              ------------
Total liabilities and shareholders'
   equity                                  $    2,400              $      4,580
                                        =============              ============
The accompanying notes are an integral part of the financial statements

                                                 MOBILE NATION, INC
                                          (formerly Wolfstone Corporation)
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                              ------------------------
                                                        For the                      For the                  From
                                                   Three months ended           Six months ended         March 15, 1990
                                                        September 30,               September 30,         (Inception) to
                                                   2003            2002          2003         2002       September 30, 2003
                                                 ---------       ----------    -----------  ----------   =================
                                                (unaudited)      (unaudited)   (unaudited) (unaudited)      (unaudited)
 Revenues                                      $    -            $    -        $    -        $    -       $      -

Operating expenses:

      General and administrative                   84,010             1,355         84,686       1,355        295.240
                                               ------------      -----------   ------------  ----------    -----------
Total operating expenses                           84,010             1,355         84,686       1,355        295,240
                                               ------------      -----------   ------------  ----------    -----------
Loss before income taxes                          (84,010)           (1,355)       (84,686)     (1,355)      (295,240)
                                               ------------      -----------   ------------  ----------    -----------
Provisions for income taxes                          -                -              -            -                -
                                               ------------      -----------   ------------  ----------    -----------
Net loss                                          (84,010)           (1,355)       (84,010)     (1,355)      (295,240)

Net loss per share:

      Basic                                       $ (0.02)         $  (0.01)       $ (0.03)   $  (0.02)     $   (2.15)
      Diluted                                     $ (0.02)         $  (0.00)       $ (0.03)   $  (0.00)     $   (2.15)

Weighted Shares Outstanding
      (restated)
      Basic                                     5,378,478           117,348       3,069,426     70,432        137,314
      Diluted                                   5,378,478           517,348       3,069,426    470,432        137,314


                                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                     (formerly Wolfstone Corporation)
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS


                                                                  For the               For the                   From
                                                                Three Months           Three Months             March 15, 1990
                                                                  ended                   ended               (Inception) to
                                                            September 30, 2003      September 30, 2002       September 30, 2003
                                                            ------------------      ------------------       ------------------
                                                               (unaudited)             (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                                       $    84,686)          $          -              $   (295,240)
Adjustment to reconcile net loss to net
     cash used in operating activities:

          Increase (decrease) in prepaid expenses                    2,180                     -                     (2,400)
          Increase (decrease) in due to affiliate                        -                  (18,020)                       -
          Increase (decrease) in accounts payable                      836                     -                        836
          Increase (decrease) in accrued interest                    1,870                     -                      1,870
          Fair value of salaries donated as capital                     -                      -                    151,500
          Common stock issued for services                           4,800                   10,000                  23,053
                                                               --------------          -------------           ----------------
Net cash used in operating activities                              (75,000)                (8,020)                (120,381)

Cash flows from investing activities :                                   -                       -                        -

Cash flows from financing activities :

	Note payable, convertible, related party                    75,000                       -                   75,000
        Contributed Capital                                              -                       -                   22,656
        Advances form stockholders                                       -                    9,375                  22,725
                                                               ---------------         --------------          -----------------
        Net cash provided by financing activities                   75,000                    9,375                 120,381

Net increase in cash                                                    -                     1,355                       -

Cash at beginning of period                                             -                      -                          -
                                                               ----------------     ------------------          ----------------
Cash at end of period                                          $        -            $        1,355             $         -
                                                               ================      =================          ================

                                Supplemental Schedule of Non-Cash Investing
                                         and Financing Activities
                                -------------------------------------------

Fair value of salaries donated as capital                      $        -            $         -                $    151,500



Issuance of common stock in exchange
       for services                                            $     4,800            $    10,000                $     23,053

Conversion of stockholder advances to
       additional paid-in capital                              $         -            $         -                $     22,725

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $295,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September 30, 2003 we had an accumulated deficit of approximately $220,000. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended September 30, 2003. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended September 30, 2003, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2004.

In our most recent six month operating period ended September 30, 2003, we did not generate any revenues. During the six months ended September 30, 2003 we had no business activity and had a net loss of $(84,686) as compared to net loss ($1,355) for the same period ending September 30, 2002. For the Quarter ended September 30, 2003, the Company had a net loss of $(84,010) as compared to a net loss of $(1,355) for the same period last year. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $1,870 for the quarter and six-month periods ended September 30, 2003.

A substantial portion of these general and administrative expenses was for services rendered and to be rendered by the officers and directors in managing the affairs of the Company, paid for with 480,000 shares of the Company's common stock retained after the mutual cancellation of the wireless technology transaction, said services covering the period July through December, 2003 valued at $4,800.

 During the Quarter ended September 30, 2003, we contracted to merger with Mobile Nation, Inc., an agreement that was subsequently rescinded in August 2003. Since our inception, on March 15, 1990, we have experienced a net lost $(295,240) through the period ending September 30, 2003.

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

As a result of our current limited available cash, no officer or director received compensation through the first three month ended September 30, 2003. Officers/directors have received stock as compensation since our inception through September 30, 2003 for services and operating capital contributions totaling $23,053 in value ($4,800 of which occurred in the this quarter), with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors have contributed $22,725 to pay necessary expenses over the last few years, said contributions were sequentlysubsequently forgiven by the parties and are reflected as additional paid- in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with each of our officers.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September 30, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the six months ended September 30, 2003, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On July 3, 2003 the Board and shareholders effected a 1-for-50-share reversal resulting in a total of 73,500 shares of common stock outstanding after giving effect for fractional shares. Additionally, the Board issued 4,000,000 shares to Mobile Nation, Inc. The merger that caused the 4,000,000 share issuance was formally rescinded in October, with two of the existing directors remaining with the Company. 3,520,000 shares associated with this merger were returned to the treasury and canceled. Simultaneous with this rescission, a 10-for-1 stock split was approved and the remaining directors retained a total of 4,800,000 shares, post stock split, together with 200,000 post split shares issued in November to the new director for services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company. The resulting shares outstanding as a result of these events totaled 4,735,000 shares as of September 30, 2003 and 5,735,000 shares as of January 13, 2004. All "per share" amounts reflected in the accompanying financial statements have been restated to give retroactive effect for the above referenced stock splits on July 3, 2003 and November 14, 2003.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On February 3rd, 2003 two of the then shareholders, comprising a majority of the company's voting shares and acting in accordance with the corporation's by-laws and the Nevada Revised Statutes, removed and terminated all the Freegolfstats.com officers and directors citing abandonment. The majority shareholders assumed control of the company until successors could be duly elected.

ITEM 5.  Other Information

On October 13th, 2003 the Board of Directors accepted the resignations of Rob Roy, Michael McGhee, Curt Miller, Mike Borden, and John Pretto.

Rex Morden and Neal Armstrong remain as directors; C.W. Gilluly was added as a director in October, 2003.

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