Form 10QSB
period 2003-12-31
MOBILE NATION INC
filed 2004-03-17
CIK 1083922

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 4,735,000 (restated) on
December 31, 2003 (after giving affect of the July 3, 2003 and November 14,
2003 stock splits) and 5,735,000 shares as of March 1, 2004.
================================================================================

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

Signatures...................................................................12

                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                            (formerly Wolfstone Corporation)
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                      December 31, 2003         March 31, 2003
                                        (unaudited)               (audited)

Assets
Current assets:
       Cash                              $   19,843                 $       -
       Prepared Expenses                      9,050                     4,580
                                         -----------             --------------
Total current assets                         28,893                     4,580
                                         -----------             --------------


Total assets                             $   28,893            $        4,580
                                         ===========             ==============

                             Liabilities and Shareholders' Deficit
                             -------------------------------------
Current liabilities:

      Accounts payable, related party            309                          -
      Accrued interest                         4,245                          -
                                          -----------             --------------
Total current liabilities                      4,554                          -
                                         ------------             --------------
Note payable, convertible, related party      75,000                          -
Note payable, related party                   50,000                          -

                                        ------------             --------------

Total liabilities                            129,554                          -
                                          ------------            --------------
Commitments and contingencies                     -                           -

Shareholders' Deficit
 Preferred stock, par value
  $40.00 per share, 10,000 shares
  authorized; No shares
  issued and outstanding,
  respectively; no rights or                      -                          -
  privileges designated

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  5,735,000 and 735,000 (restated) issued
  and outstanding, respectively                 5,735                       735

      Additional paid-in capital              214,399                   224,339
      Deficit accumulated during the
           development stage                 (320,795)                 (220,554)
                                        -------------              ------------
Total shareholders' equity (deficit)         (100,661)                    4,580
                                        -------------              ------------
Total liabilities and shareholders'
   equity                             $        28,893             $       4,580
                                        =============              ============
The accompanying notes are an integral part of the financial statements



                                                 MOBILE NATION, INC
                                          (formerly Wolfstone Corporation)
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                              ------------------------
                                                        For the                      For the                  From
                                                   Three months ended           Nine months ended         March 15, 1990
                                                        December 31,               December 31,         (Inception) to
                                                   2003            2002          2003         2002       December 31, 2003
                                                 ---------       ----------    -----------  ----------   =================
                                                (unaudited)      (unaudited)   (unaudited) (unaudited)      (unaudited)
 Revenues                                      $    -            $    -        $    -        $    -       $      -

Operating expenses:

      General and administrative                   25,555             2,746         110,241      4,101         320,795
                                               ------------      -----------   ------------  ----------    -----------
Total operating expenses                           25,555             2,746         110,241       4,101        320,795
                                               ------------      -----------   ------------  ----------    -----------
Loss before income taxes                          (25,555)           (2,746)       (110,241)     (4,101)      (320,795)
                                               ------------      -----------   ------------  ----------    -----------
Provisions for income taxes                          -                -              -            -                -
                                               ------------      -----------   ------------  ----------    -----------
Net loss                                          (25,555)           (2,746)       (110,241)     (4,101)      (320,795)

Net loss per share:

      Basic                                       $ (0.01)         $  (0.03)       $ (0.03)   $  (0.06)     $   (1.35)
      Diluted                                     $ (0.01)         $  (0.01)       $ (0.03)   $  (0.01)     $   (1.35)

Weighted Shares Outstanding
      (restated)
      Basic                                     5,676,304           108,109       3,941,545     62,745        238,442
      Diluted                                   5,676,304           418,109       3,941,545    372,745        238,442


                                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                     (formerly Wolfstone Corporation)
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS

                                                                  For the               For the                   From
                                                                Nine Months           Nine Months             March 15, 1990
                                                                  ended                   ended               (Inception) to
                                                            December 31, 2003      December 31, 2002       December 31, 2003
                                                            ------------------      ------------------       ------------------
                                                               (unaudited)             (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                                       ($  110,241)          ($      4,101)            ($   320,795)
Adjustment to reconcile net loss to net
     cash used in operating activities:

          (Increase) decrease in prepaid expenses                   (4,470)                     -                    (9,050)
   Increase (decrease) in accounts payable,
          related party                                            309                (15,274)                     309
   Increase (decrease) in accrued interest                    4,245                     -                      4,245
           Fair value of salaries donated as capital                     -                      -                    151,500
           Common stock issued for services                          5,000                  10,000                    23,253
                                                               --------------          -------------           ----------------
Net cash used in operating activities                             (105,157)                 (9,375)                (150,538)

Cash flows from investing activities :                                   -                       -                        -

Cash flows from financing activities :

        Note payable, convertible, related party                    75,000                      -                     75,000
       Note payable, related party                                      50,000                      -                     50,000
 Contributed Capital                                              -                      -                     22,656
        Advances form stockholders                                       -                    9,375                   22,725
                                                               ---------------         --------------          -----------------
        Net cash provided by financing activities                  125,000                   9,375                   170,381

Net increase in cash                                                19,843                    -                       19,843

Cash at beginning of period                                             -                     -                          -
                                                               ----------------     ------------------          ----------------
Cash at end of period                                          $    19,843          $        -             $          19,843
                                                               ================      =================          ================




                                Supplemental Schedule of Non-Cash Investing
                                         and Financing Activities
                                -------------------------------------------

Fair value of salaries donated as capital                      $        -            $         -                $    151,500


Issuance of common stock in exchange
       for services                                            $     5,000            $    10,000                $     23,253

Conversion of stockholder advances to
       additional paid-in capital                              $         -            $         -                $     22,725

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $321,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

At this same time in October, 2003, five of the then directors tendered their resignations A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

In November, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2004.

In connection with the rescission, a note payable issued to Affinity Financial Group, Inc.for $75,000 was assumed by the Company for proceeds expended in the reorganization effort of the Company by the former Mobile Nation. The note is at an interest rate of ten percent (10%) and is due in full with all accumulated interest on April 1, 2005. The Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2003 we had an accumulated deficit of approximately $321,000. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December 31, 2003. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended December 31, 2003, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2004.

In our most recent nine month operating period ended December 31, 2003, we did not generate any revenues. During the nine months ended December 31, 2003 we had no business activity and had a net loss of $(110,241) as compared to net loss ($4,101) for the same period ending December 31, 2002. For the Quarter ended December 31, 2003, the Company had a net loss of $(25,555) as compared to a net loss of $(2,746) for the same period last year. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $2,375 and $4,245 for the quarter and nine-month periods ended December 31, 2003, respectively.


A substantial portion of these general and administrative expenses was for services rendered and to be rendered by the officers and directors in managing the affairs of the Company, paid for with 480,000 shares of the Company's common stock retained after the mutual cancellation of the wireless technology transaction, said services covering the period July through December, 2003 valued at $5,000.

During the Quarter ended December 31, 2003, we contracted to merger with Mobile Nation, Inc., an agreement that was subsequently rescinded in August 2003. Since our inception, on March 15, 1990, we have experienced a net lost $(320,795) through the period ending December 31, 2003.

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

Liquidity and Capital Resources

We show little cash available to operate and will rely on the current officers and directors to provide monies as needed to maintain our operations as we seek and evaluated business opportunities.

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

As a result of our current limited available cash, only one officer received $2,500 in compensation through the three month ended December 31, 2003. Officers /directors have received stock as compensation since our inception through December 31, 2003 for services and operating capital contributions totaling $23,253 in value ($200 of which occurred in the this quarter), with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors have contributed $22,725 to pay necessary expenses over the last few years, said contributions were subsequently forgiven by the parties and are reflected as additional paid-in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with each of our officers.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the nine months ended December 30, 2003, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On July 3, 2003 the Board and shareholders effected a 1-for-50-share reversal resulting in a total of 73,500 shares of common stock outstanding after giving effect for fractional shares. Additionally, the Board issued 4,000,000 shares to Mobile Nation, Inc. The merger that caused the 4,000,000 share issuance was formally rescinded in October, with two of the existing directors remaining with the Company. 3,520,000 shares associated with this merger were returned to the treasury and canceled. Simultaneous with this rescission, a 10-for-1 stock split was approved and the remaining directors retained a total of 4,800,000 shares, post stock split, together with 200,000 post split shares issued in November to the new director for services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company. The resulting shares outstanding as a result of these events totaled 5,735,000 shares as of December 31, 2003. All "per share" amounts reflected in the accompanying financial statements have been restated to give retroactive effect for the above referenced stock splits on July 3, 2003 and November 14, 2003.

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

Dated: March 17, 2004                      MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)


Dated: March 17, 2004                      BY:  \S\  NEAL ARMSTRONG
                                           ------------------------
                                           Neal Armstrong
                                           Chief Financial Officer and Director
                                           (principal financial and
                                            accounting officer)

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