Form 10KSB/A
period 2003-03-31
MOBILE NATION INC
filed 2004-03-19
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB/A. | |

The registrant's revenues for the twelve months ended March 31, 2003 were $0
(zero).

As of March 15, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $0. The number of shares outstanding of the registrant's only class of common stock was 5,735,000 on March 15, 2004.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...............................13
Item 6.  Management's Discussion and Analysis or Plan of Operation..............................14
Item 7.  Financial Statements...................................................................16
Item 8.  Changes in and Disagreements with Accountants on   Accounting and Financial Disclosure.18

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act..........................................................................20
Item 10. Executive Compensation.................................................................22
Item 11. Security Ownership of Certain Beneficial Owners and
           Management...........................................................................23
Item 12. Certain Relationships and Related Transactions.........................................24
Item 13. Exhibits and Reports on Form 8-K.......................................................25
Item 14  Control and Procedures.................................................................26

SIGNATURES   ...................................................................................27

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

As a result of our current limited available cash, two past officers /directors received total stock compensation valued at $10,000 for the fiscal year ended March 31, 2003. The past officers /directors have received stock as compensation since our inception through March 31, 2003 for services and operating capital contributions totaling $18,253 in value, with other salaries paid in early years with shares totaling $151,500 in value at the time. Officers and directors have contributed $22,725 to pay necessary expenses over the last few years, said contributions were sussequently forgiven by the parties with such funds being reflected as additional paid-in capital. We may continue to use shares of our common stock to pay for services rendered and products provided. We do not have employment agreements in place with any of our corporate officers.

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

Dated: March 19, 2004              MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: March 19, 2004              BY:  \S\  NEAL ARMSTRONG
                                   --------------------------
                                   Neal Armstrong
                                   Chief Financial Officer and Director
                                   (principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-KSB/A

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