Form 10KSB/A
period 2003-03-31
MOBILE NATION INC
filed 2004-05-14
CIK 1083922

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

As of May 13, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $0. The number of shares outstanding of the registrant's only class of common stock was 5,735,000 on May 13, 2004.

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

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Pursuant to an Acquisition Agreement dated June 16, 2003 between the Company and Mobile Nation, Inc., a Nevada corporation, (the "Agreement"), and effective July 3, 2003, four million (4,000,000) post-reverse split shares of common stock of the Company were issued resulting in a change in control of the Company. Pursuant to the Agreement, a new six member Board of Directors was elected and the then current officers and directors resigned. As a part of the Agreement, the Company changed its name from Wolfstone Corporation to Mobile Nation, Inc. Prior to closing, the Company effected a 50 to one reverse split of the then 3,603,400 currently issued and outstanding shares into 73,500 shares.

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

On July 3, 2003, prior to the Wolfstone Board consummating the merger transaction with Mobile Nation, Wolfstone affected a 50 to 1 reverse split of its common stock. The par value and authorized share count of the common stock was not affected by the reverse split.

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Technology members of the Board of Director continue to look for the resources from the limited holders of spectrum required to launch the operation. Because there can be no assurance that the required spectrum will ever be available, these key technology principals have decided to leave the Company and to focus on other projects outside the activity of the Company.

At this same time in October, 2003, five of the directors tendered their resignations. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

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

A significant period of time has passed since the previous audit was submitted with a Form 10-KSB and subsequent amendments of the Company issued as of July 31, 1999. Failed business combinations and lack of capital prevented the timely completion of both the auditable financial statements and the audit opinion until the completion of the March 31, 2003 audited financial statements included in the Form 10-KSB filed simultaneously with the three most recently due Form 10-Qs.

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

(ii) Holders
------------

The number of holders of record of common stock as of January 13, 2004 was eight hundred sixty-five (865).

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

At this same time in October, 2003, five of the directors tendered their resignations. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.

Name                             Age                   Position
--------                        -----           ---------------------------
Rex Morden                        53            President, CEO, and Director

Michael McGhee                    40            Executive President, Finance

Christopher William
 ("C.W.") Gilluly,                58            Director

B.  Director's  and Officer's Experience

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

Michael McGhee, Executive President, Finance has extensive experience in technology start-ups, and has worked with many of the major casino operators in the Las Vegas area providing IT and consulting services. Mr. McGhee is co-founder and President of Anexeon, Inc. a Nevada based information technology services and consulting firm. Prior to founding Anexeon, Mr. McGhee served as Vice President for Application and Network Services at Advance Cyber Solutions, Inc. where he led the development of the enterprise networking and wireless business for ACS establishing several successful vertical markets through the evaluation and deployment of advanced wireless technologies. Mr. McGhee served as director of administrative computing for UNLV, where he led the campus administrative computing and networking functions. Prior to UNLV Michael worked at the Nevada Test Site in support of the US Department of Energy's nuclear testing program. Mr. McGhee was also a lead programmer for Integrated Software Design specializing in the data collection applications and systems.

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

Title        Name & Address                             Amount of               Percent
  of          of Beneficial                             shares                  of
Class       Owner of Shares (1)(2)    Position          held by Owner           Class
------   --------------------------   -----------       -------------           -----------
Common   Rex A. Morden (3)            President/        4,500,000                78.47%
                                      CEO

Common   Dr. C.W. Gilluly             Director            200,000                 3.49%
-------------------------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group                                 4,700,000                81.96%

All others as a group                                    1,035,000                18.04%
-------------------------------------------------------------------------------------------
Total                                                    5,735,000               100.00%

        (1) The address of each director and executive officer named in this table is c/o Mobile Nation, Inc, 2647 Douglas Circle,
                Henderson, NV 89074. Mr. Morden and Dr. Gilluly are directors and executive officers of Mobile Nation, Inc.

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

        (3) 4,500,000 are assigned to Affinity Financial Group, Inc., of which Mr. Morden is the majority owner.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
-------        ---------------------------------------------------------------
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

Dated: May 13, 2004                MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: May 13, 2004                BY:  \S\  MICHAEL MCGHEE
                                   --------------------------
                                   Michael McGhee
                                   Chief Financial Officer and Director
                                   (principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-KSB/A

 Exhibit No.         Description
-------------        --------------------------------------------------------
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