Form 10KSB
period 2004-03-31
MOBILE NATION INC
filed 2004-07-02
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2004     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2004 were $0
(zero).

As of June 28, 2004, the number of shares outstanding of the registrant's only class of common stock was 5,735,000.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===========================================================================


TABLE OF CONTENTS

PART I                                                                                         Page
Item 1.  Description of Business.................................................................3
Item 2.  Description of Property.................................................................6
Item 3.  Legal Proceedings.......................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.....................................6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................7
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................8
Item 7.  Financial Statements....................................................................F-1
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act...........................................................................11
Item 10. Executive Compensation.................................................................12
Item 11. Security Ownership of Certain Beneficial Owners and
           Management...........................................................................12
Item 12. Certain Relationships and Related Transactions.........................................13
Item 13. Exhibits and Reports on Form 8-K.......................................................13
Item 14  Control and Procedures.................................................................14

SIGNATURES   ...................................................................................15

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

Employees
---------

The Company currently has two (2) employees: one President, and one Secretary/Treasurer. The Company has no intention at this time to add employees. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

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

(ii) Holders
------------

The number of holders of record of common stock as of June 28, 2004 was eight hundred sixty-five (865).

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

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal year ending March 31, 2004, we had an accumulated deficit of approximately $350,626. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal year ended March 31, 2004. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal year ended March 31, 2004, we had an accumulated deficit of approximately $350,626. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

        Our independent auditors have issued a report questioning our ability
        to continue as a going concern.   This report may impair our ability
        to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2004 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

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

ITEM 7.  FINANCIAL STATEMENTS


                    C O N T E N T S


AUDITORS' REPORT.......................................F-1

BALANCE SHEET..........................................F-2

STATEMENTS OF OPERATIONS...............................F-3

STATEMENTS OF STOCKHOLDERS' EQUITY.....................F-4-6

STATEMENTS OF CASH FLOWS...............................F-8

NOTES TO FINANCIAL STATEMENTS..........................F-8-12

        Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada


We have audited the accompanying balance sheet of Mobile Nation, Inc., formerly Wolfstone Corporation, (a development stage company) as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2004 and 2003 and for the period March 15, 1990 (inception) through March 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc., formerly Wolfstone Corporation, at March 31, 2004, and the results of operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has a net working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants
June 15, 2004

                            MOBILE NATON, INC.
                      FORMERLY WOLFSTONE CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                            MARCH 31, 2004



                                Assets
                                ------

Current assets:

        Cash                                    $       6,754
                                                 ------------
                                                $       6,754
                                                =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:

        Accounts payable, trade                 $        794
        Accrued interest                               6,952
        Note payable, director                        50,000
        Convertible note payable, AFG                 77,700
                                                ------------
                Total current liabilities            135,446
                                                 ------------
Stockholders' equity:

Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
        Common stock, $.001 par value, 20,000,000
        shares authorized, 5,735,000 shares
        issued and outstanding                          5,735
        Paid-in capital in excess of par              216,199
        Deficit accumulated during the
        development stage                            (350,626)
                                                 ------------
                                                     (128,692)
                                                 ------------
                                                 $      6,754
                                                 ============

The accompanying notes are an integral part of the financial statements.

                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
            AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                       THROUGH MARCH 31, 2004

                                                                         Cumulative
                                            2004             2003        from Inception
                                         -------------- --------------- ----------------
Revenues                                 $      -       $       -       $       -
                                          -------------  --------------  ---------------

Operating expenses:

        General and administrative             140,072       10,420             350,626
                                          -------------  --------------   --------------
Operating loss                                 140,072       10,420             350,626
                                          -------------  --------------   --------------
Loss before income taxes                 (     140,072)      10,420             350,626
                                          -------------  --------------   --------------
Provisions for income taxes                     -               -               -
                                          -------------  --------------   --------------
Net loss                                 $(    140,072) $    10,420     $       350,626
                                          ============= ===============   ==============


Net loss per share:

        Basic                            $(        0.03)$(      0.06)   $(          1.07)


The accompanying notes are an integral part of the financial statements.

                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
             AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                      THROUGH MARCH 31, 2004

                                                                                                    Additional
                                                  Preferred Stock        Common Stock         Paid-In   Accumulated
                                               Shares    Amount       Shares      Amount      Capital     Deficit     Total
                                               ------    ------       ------      ------      -------   -----------   -----
Balance at March 15, 1990                                $    -         402      $    1      $    369   $(295)        $  75

Common stock issued for
        services                                                       3,516          3        2,421                 2,424

Acquire oil and gas properties                 7,000    280,000        4,935          5    82,807,805            83,087,829

Additional capital contributed                                                                 22,286                22,286

Fair value of salaries donated                                                                151,500               151,500

Reclassify common stock for
    repurchase obligation                                               (14)                 (212,500)             (212,500)

Rescission of oil and gas purchase:
Common stock shares not
     returned in lieu of services              (7,000) (280,000)                           (82,804,200)          (83,084,200)
Cancellation of repurchase
    obligation                                                         14                      212,500               212,500

The accompanying notes are an integral part of the financial statements.

                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
             AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                      THROUGH MARCH 31, 2004

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----
Issuance of preferred stock
        for services                (1,100,000)      2,200                                                           2,200

Net loss                                                                                               (199,839)   (199,839)
                                     -------       --------       -------   ------     --------        ---------    -------
Balance at March 31, 2001 & 2002    (1,100,000)      2,200         8,853         9     180,166         (200,134)    (17,725)

Common stock for services                                        277,405       277       9,723                       10,000

Conversion of preferred stock       (1,100,000)    (2,200)       448,743       449       1,751                          -

Stockholder advances contributed
     as additional paid in capital                                                      22,725                       22,725

Net loss                                                                               (10,420)         (10,420)
                                    -------       --------   -----------   --------  ----------        ---------    --------
Balance at March 31, 2003                 -       $      -     735,000     $  735    $  214,399       $(210,554)   $  4,580
                                    =======       ========   ===========   ========  ==========       ==========   ========

The accompanying notes are an integral part of the financial statements.

                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
             AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                      THROUGH MARCH 31, 2004

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----

Shares returned to treasury                                     (32,200,000) (35,200)                               (35,200)

Commom stock for services                                           200,000      200      1,800                       2,000

Net Loss                                                                                               (140,072)   (140,072)
                                    -------       --------   -----------   --------  ----------        ---------    --------
Balance at March 31, 2004                 -       $      -    5,735,000     $ 5,735   $  216,199      $(350,626)  ($128,692)
                                    =======       ========   ===========   ========  ==========       ==========   ========

                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
               AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                         THROUGH MARCH 31, 2004

                                                                     Cumulative
                                              2004         2003      from Inception
                                           ---------     --------    --------------
Cash flows from operating activities:

Net loss                                   $(140,072)     $(10,420)  $(  350,626)

Adjustment to reconcile net loss to net
   cash used in operating activities:
   Fair value of salaries donated as capital     -             -         151,500
   Common stock issued for services            6,800        10,000        25,053
   (Increase) decrease in prepaid expenses     4,580        (4,580)          -
   Increase (decrease) in accounts payable       794           -             794
   Increase (decrease) in accrued interest
     payable                                   6,952           -           6,952
                                           -----------   -----------   -------------
     Net cash used in operating activities  (120,946)       (5,000)     (166,327)

Cash flows from investing activities:
   Contributed capital                           -             -          22,656
   Advances from stockholders                    -           5,000        22,725
                                           -----------   -----------   -------------
     Net cash provided by investing activities   -           5,000        45,381
                                           -----------   -----------   -------------
Cash flows from financing activities:
   Proceeds from convertible note payable,
    AFG                                       77,700           -          77,700
   Proceeds from note payable, director       50,000           -          50,000
                                           -----------   -----------   -------------
   Net cash provided by financing activities 127,700           -         127,700

Net increase in cash                           6,754           -           6,754

Cash at beginning of year                         -            -               -
                                           -----------   -----------   -------------
Cash at end of year                        $   6,754     $     -       $   6,754
                                           ===========   ===========   =============

                                     Supplemental Schedule of Non-Cash Investing
                                             and Financing Activities

  Conversion of stockholder advances to
   additional paid-in capital             $     -       $   22,725     $  22,725

  Issuance of common stock in
   exchange for services                  $   6,800     $   10,000     $  25,053

  Fair value of salaries donated
    as capital                            $     -       $       -      $ 151,500

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Integrated Direct, Inc. (IDI) was incorporated in the state of Delaware on March 15, 1990. IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 295,408 common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (the Company). There were no assets or liabilities of IDI prior to this transaction. Between April 1999 and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is a development stage and is currently assessing various business options and strategies.

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

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE
COMPANY) NOTES TO FINANCIAL STATEMENTS


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

In June 2003, 4,000,000 shares of common stock were issued in a merger/acquisition with Mobile Nation, Inc. On July 3, 2003, the Board of Directors consummated the merger and changed the name to Mobile Nation, Inc. In connection with this merger, the Board authorized a 50 to 1 reverse split of its common stock.

In September 2003, Mobile Nation was unable to raise sufficient capital to secure key assets essential to the merger and, on October 13, 3,520,000 shares were returned with no claims or rights.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2004 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Prior to the Company's purchase of oil and gas properties, merger between Wolfstone and Mobile Nation, Inc. and the subsequent rescission of the acquisitions, the Company had not conducted any recent operations and had been in bankruptcy. All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash flow

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended March 31, 2004 and 2003 or during the period March 15, 1990 (inception) through March 31, 2004.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE
COMPANY) NOTES TO FINANCIAL STATEMENTS

Stock splits

On February 21, 2002 and September 12, 2002, the Company effected a 6 to 1 and a 25 to 1 reverse split, respectively, of its common stock. Additionally, on June 23, 2003 and November 14, 2003, the Company effected a 50 to 1 reverse stock split and a 10 for 1 forward common stock split. The par value of the common stock was not affected by these splits and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was adjusted by reclassifying the par value amount of the common stock shares from 'Common Stock' to 'Additional Paid in Capital' and all per share amounts and outstanding shares have been retroactively restated in the accompanying financial statements for all periods presented to reflect these stock splits.

Net loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2) and the convertible note payable (Note 4). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares and the convertible note payable into an equivalent number of common stock shares.

For the years ended March 31, 2004 and 2003, and for the period March 15, 1990 (inception) through March 31, 2004, basic loss per share amounts are based on 4,401,301, 183,389 and 328,259, respectively, weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of the convertible preferred stock shares and the convertible note payable as the effect would be antidilutive.

2.	CAPITAL STRUCTURE DISCLOSURES

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

On September 10, 2000, the Company issued 1,100,000 shares of convertible preferred stock. The holders of the convertible preferred stock could convert each such share of convertible preferred stock into 2 shares of common stock. No other rights or preferences were established. The obligation resulted from services performed in the amount of $2,200 in connection with officers/directors maintaining and funding the ongoing expenses of the Company. It was subsequently determined that the preferred issuance, as approved in the minutes of the Company did not fall within the authorized capital structure of the Company and the obligation was restructured to match the intent of the preferred shares issuance, which would have resulted in 55 preferred shares being issued. During the year ended March 31, 2003, all convertible preferred stock was converted to 2,200,000 common stock shares and no preferred stock shares remain outstanding.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE
COMPANY) NOTES TO FINANCIAL STATEMENTS

Stock options and warrants

As of March 31, 2004 and during the period March 15, 1990 (inception) through March 31, 2004, the Company had not adopted any employee stock option plans and, other than the common stock subject to repurchase (Note 3), no other stock options or warrants have been granted or issued.

3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At March 31, 2004, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

4.	RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the years ended March 31, 2004 and 2003, and for the period March 15, 1990 (inception) through March 31, 2004, the Company received $0, $5,000 and $22,725, respectively, of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

Note payable, director

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2004. As of March 31, 2004, this note had accrued interest of $1,125.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE
COMPANY) NOTES TO FINANCIAL STATEMENTS

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $90,000 from Affinity Financial Group, Inc. (AFG) and has repaid $12,300 leaving an outstanding balance of $77,700. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. As of March 31, 2004, this note had accrued interest of $5,828.

5.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Other than the deferred tax asset relating to the Company's net operating losses, which totals approximately $228,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities.

6.	SUBSEQUENT EVENT

On May 4, 2004, the company entered into an Asset Purchase Agreement (Agreement) pursuant to Section 363 of the United States Bankruptcy Code to purchase the Assets of Lodging & Gaming Systems, Inc. (LGS) and Gamet Technologies, Inc. (GAMET). Both companies are incorporated in the State of Nevada, with corporate headquarters located at 1865 Plumas Street, Suite 3 Reno, Nevada 8909. LGS and GAMET are in the business of developing, manufacturing and selling software technologies for casino management systems and operations.

On December 29, 2003, LGS and GAMET (collectively referred to as Debtor) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, as case numbers 03-54225 and03-54226, jointly administered under case number 03-54224.

The Agreement provides for the sale of the purchased assets, free and clear of liens, claims and encumbrances. The purchase price to be paid by the Company is $2,500,000, payable in cash at closing and allocated $2,000,000 to LGS and $500,000 to GAMET. Closing is subject to satisfaction of various conditions, including among other things, raising funds through private financing and negotiation and documentation of employment agreements with employees of the Debtors.

Prior to an Order of the Bankruptcy Court approving the Motion, the Debtor shall have the right to seek and accept higher and better offers. In the event that the Agreement is terminated and the Debtor accepts a higher and better offer and provided termination was not due to the Company's breach of its obligations set forth in the Agreement, the Company shall be entitled to reimbursement of its actual expenses incurred in connection with the transaction, up to $75,000.

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

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2004. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial ownership of the Company's outstanding common stock as of June 28, 2004, by each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of June 28, 2004 are deemed to be outstanding and beneficially owned.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Turner, Stone & Company, LLP, Certified Public Accountants, to perform audited financials for the Company. Turner, Stone & Company, LLP own no stock in the Company. We have executed an engagement letter agreement with Turner, Stone & Company.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2004                MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: July 2, 2004                BY:  \S\  MICHAEL MCGHEE
                                   --------------------------
                                   Michael McGhee
                                   Executive President, Finance
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