Form 10QSB
period 2004-06-30
MOBILE NATION INC
filed 2004-08-23
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 5,735,000 shares as of August 23, 2004.

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

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................9

Item 3. Controls and Procedures..............................................12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................13

Item 2.   Changes in Securities and Use of Proceeds..........................13

Item 3.   Defaults upon Senior Securities....................................13

Item 4.   Submission of Matters to a Vote
           of Security Holders...............................................13

Item 5.   Other Information..................................................13

Item 6.   Exhibits and Reports on Form 8-K...................................14

Signatures...................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                    JUNE 30, 2004


                                        (unaudited)

Assets
Current assets:
       Prepaid  Expenses                 $       448
                                         -----------
Total current assets                             448
                                         -----------
Total assets                             $       448
                                         ===========

Liabilities and Shareholders' Deficit
Current liabilities:

      Accounts payable, trade           $      3,886
      Accrued interest, related parties        9,577
      Due to related parties                 125,000
                                         -----------
Total current liabilities                    138,443
                                        ------------
Total liabilities                            138,443
                                        ------------
Commitments and contingencies                    -

Shareholders' Deficit
 Preferred stock, 10,000 shares
  authorized; no shares
  issued or outstanding, no rights
  or privileges designated;                      -

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  5,735,000 issued and outstanding,            5,735

  Additional paid-in capital                 216,799
  Deficit accumulated during the
   development stage                        (360,529)
                                        -------------
Total shareholders' deficit                 (137,995)
                                        -------------
Total liabilities and shareholders'
   deficit                                $      448
                                        =============

The accompanying notes are an integral part of the financial statements

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                                        For the                         From
                                                   Three months ended              March 15, 1990
                                                         June 30,                  (Inception) to
                                                  2004             2003             June 30, 2004
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
 Revenues                                      $    -          $    -             $      -

Operating expenses:

      General and administrative                  7,278             676                350,952
      Interest expense                            2,625               -                  9,577
                                              --------------    --------------     --------------
Total operating expenses                          9,903             676                350,952
                                              --------------    --------------     --------------
Loss before income taxes                         (9,903)           (676)               360,529
                                              --------------    --------------     --------------
Provisions for income taxes                          -                -                   -
                                               ----------------  ----------------   --------------
Net loss                                       $  (9,903)           (676)          $  (360,529)


Net loss per share:
     (restated):
      Basic                                    $ (0.00)          $   -               $   (0.85)
      Diluted                                  $ (0.00)          $   -               $   (0.85)

Weighted Shares Outstanding

      Basic                                   5,735,000            735,000             422,474
      Diluted                                 5,735,000            735,000             422,474


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                         From
                                                   Three months ended              March 15, 1990
                                                         June 30,                  (Inception) to
                                                  2004             2003             June 30, 2004
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

Net loss                                       $   (9,903)     $      (676)         $    (360,529)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in prepaid expenses            -             676                    -
      Increase (decrease) in accounts payable        3,072              -                    3,866
      Increase (decrease) in accrued interest        2,625              -                    9,577
      Fair value of salaries donated as capital       -                 -                  151,500
      Common stock issued for services                -                 -                   25,053
                                               ------------    ------------          -------------
     Net cash used in operating activities          (4,206)             -                 (170,533)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                 -                   22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                 -                   22,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                              600              -                   23,256
      Proceeds from note payable, director            -                 -                   50,000
      Proceeds from convertible note payable          -                 -                   77,700
      Repayments of convertible note payable        (2,700)             -                   (2,700)
                                               ------------    ------------          --------------
     Net cash provided by financing activities      (2,100)             -                  148,256
                                               ------------    ------------          --------------
Net increase (decrease) in cash                     (6,306)             -                      448

Cash at beginning of period                          6,754              -                        -
                                               ------------    ------------          --------------
Cash at end of period                            $     448     $        -            $          448
                                               ============    ============          ===============

                                      The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

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

2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the above accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion 7of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $360,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4.  RELATED PARTY TRANSACTIONS

Note payable, director

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2004. As of June 30, 2004, this note had accrued interest of $1,875.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $90,000 from Affinity Financial Group, Inc. (AFG) and has repaid $12,300 leaving an outstanding balance of $77,700. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. During the three months ended June 30, 2004, $2,700 was repaid. As of June 30, 2004, this note had accrued interest of $7,702.

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

Company Overview

We were incorporated in the State of Nevada on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the previously filed bankruptcy proceeding, when we emerged from bankruptcy it did
not qualify for fresh start accounting.   Accordingly, we have a limited
operating history upon which an evaluation of our current business and its prospects, can be based --- each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 30, 2004 we had an accumulated deficit of approximately $360,529. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended June 30, 2004. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2004, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2005.

In our most recent three month operating period ended June 30, 2004, we did not generate any revenues. During the three months ended June 30, 2004 we had no business activity and had a net loss of $(9,903) as compared to net loss ($676) for the same period ending June 30, 2003. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $3,072 and $0 for the quarter ended June 30, 2003 respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the three months ended June 30, 2004, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2004                     MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: August 23, 2004                     BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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