Form 10QSB
period 2004-09-30
MOBILE NATION INC
filed 2004-11-15
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 5,735,000 shares as of November 15, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K...................................14

Signatures...................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                 SEPTEMBER 30, 2004


                                        (unaudited)

                   Assets
                   ------
Current assets:
       Cash                              $     6,071
                                         -----------
Total current assets                           6,071
                                         -----------
Total assets                             $     6,071
                                         ===========

       Liabilities and Shareholders' Deficit
       -------------------------------------
Current liabilities:

      Accounts payable, trade           $      3,473
      Accrued interest, related parties       12,295
      Due to related parties                 135,000
                                         -----------
Total current liabilities                    150,768
                                        ------------
Total liabilities                            150,768
                                        ------------
Commitments and contingencies                    -

Shareholders' Deficit
 Preferred stock, 10,000 shares
  authorized; no shares
  issued or outstanding, no rights
  or privileges designated;                      -

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  5,735,000 issued and outstanding,            5,735

  Additional paid-in capital                 216,799
  Deficit accumulated during the
   development stage                        (367,231)
                                        -------------
Total shareholders' deficit                 (144,697)
                                        -------------
Total liabilities and shareholders'
   deficit                              $      6,071
                                        =============

The accompanying notes are an integral part of the financial statements

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Six months ended            March 15, 1990
                                    September 30,             September 30,               (Inception) to
                                   2004         2003       2004          2003          September 30, 2004
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
 Revenues                        $    -      $    -                                     $      -

Operating expenses:

      General and administrative   3,984                   11,262                           354,936
      Interest expense             2,718          -         5,343           -                12,295
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses           6,702          -        16,605           -               367,231
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes          (6,702)         -       (16,605)          -             (367,231)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $   (6,702)         -       $(16,605)         -            $  (367,231)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                   $ (0.00)        $   -       $ (0.00)        $   -           $   (0.71)
      Diluted                 $ (0.00)        $   -       $ (0.00)        $   -           $   (0.71)

Weighted Shares Outstanding

      Basic                   5,735,000            735,000  5,735,000     735,000             514,445
      Diluted                 5,735,000            735,000  5,735,000     735,000             514,445


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Six months ended                  March 15, 1990
                                                     September 30,                   (Inception) to
                                                  2004             2003             September 30, 2004
                                                ----------     -----------          ------------------
                                               (unaudited)     (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                       $  (16,605)     $   (84,686)          $    (367,231)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in prepaid expenses            -           2,180                    -
      Increase (decrease) in accounts payable        2,679             836                  3,473
      Increase (decrease) in accrued interest        5,343           1,870                 12,295
      Fair value of salaries donated as capital       -                 -                  151,500
      Common stock issued for services                -              4,800                  25,053
                                               ------------    ------------          -------------
     Net cash used in operating activities         (8,583)         (75,000)              (174,910)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                 -                   22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                 -                   22,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                              600              -                   23,256
      Proceeds from note payable, director            -                 -                   50,000
      Proceeds from convertible note payable        10,000          75,000                  87,700
      Repayments of convertible note payable        (2,700)             -                   (2,700)
                                               ------------    ------------          --------------
     Net cash provided by financing activities      (7,900)         75,000                 158,256
                                               ------------    ------------          --------------
Net increase (decrease) in cash                       (683)             -                    6,071

Cash at beginning of period                          6,754              -                        -
                                               ------------    ------------          --------------
Cash at end of period                            $   6,071    $        -            $        6,071
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. The results of operations for the six months ended September, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $367,231 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

4.  RELATED PARTY TRANSACTIONS

Note payable, director

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2004. As of September, 2004, this note had accrued interest of $5,343.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $90,000 from Affinity Financial Group, Inc. (AFG) and has repaid $12,300 leaving an outstanding balance of $77,700. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. During the six months ended September, 2004, $2,700 was repaid. As of September, 2004, this note had accrued interest of $7,702.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September, 2004 we had an accumulated deficit of approximately $367,231. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended September, 2004. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the six month period ended September 30, 2004, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2005.

In our most recent six month operating period ended September, 2004, we did not generate any revenues. During the six months ended September, 2004 we had no business activity and had a net loss of $(6,702) as compared to net loss ($84,410) for the same period ending September, 2003. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $3,072 and $0 for the quarter ended September, 2003 respectively.

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

We are not currently conducting any research and development activities, other than the search for a merger candidate. We do not anticipate conducting any other such activities in the next six months.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years and for the six months ended September, 2004, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 15, 2004                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: November 15, 2004                   BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive Vice-President, Finance
                                           (principal financial and accounting
                                           officer)

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