Form 10QSB
period 2004-12-31
MOBILE NATION INC
filed 2005-02-28
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2004

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 5,735,000 shares as of February 25, 2005.

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

Item 6.   Exhibits and Reports on Form 8-K...................................14

Signatures...................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS



                               MOBILE NATION, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               December 31, 2004

                                                      (unaudited)
                           Assets
Current assets:
     Cash                                             $  2,060
                                                      ---------
Total current assets                                     2,060
                                                      ---------
Total assets                                          $  2,060
                                                      =========

            Liabilities and Shareholders' Deficit

Current liabilities:
      Accounts payable, trade                         $  1,578
      Accrued interest, related parties                 15,170
      Due to related parties                           135,000
                                                      ---------
Total current liabilities                              151,748
                                                      ---------

Total  liabilities                                     151,748
                                                      ---------
Commitments and contingencies                             -

Shareholders' Deficit
     Preferred stock, 10,000 shares authorized,
          no shares issued or outstanding, no rights
          or privileges designated                        -

      Common stock, par value $.001 per share,
          20,000,000 shares authorized, 5,735,000
          shares issued and outstanding, respectively    5,735

      Additional paid-in capital                       216,799
      Deficit accumulated during the
           development stage                          (372,222)
                                                      ---------
Total shareholders' deficit                           (149,688)
                                                      ---------
Total liabilities and shareholders' deficit          $   2,060
                                                      =========

The accompanying notes are an integral part of the financial statements.

                                MOBILE NATION, INC
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS

                                                      For the                  For the                 From
                                                 Three Months Ended       Nine Months Ended       March 15, 1990
                                                 December 31, 2004        December 31, 2004       (Inception) to
                                                 2004        2003          2004       2003      December 31, 2004
                                             -----------  -----------   ----------- ----------- ------------------
                                             (unaudited)  (unaudited)   (unaudited) (unaudited)   (unaudited)

Revenues                                     $    -       $     -       $    -      $   -       $    -
Operating expenses:

    General and administrative                   2,116        25,555        13,378    110,241       357,052
    Interest expense                             2,875          -            8,218      -           15,170
                                             -----------  -----------   ----------- ----------- ------------------
Total operating expenses                         4,991        25,555        21,596    110,241      372,222
                                             -----------  -----------   ----------- ----------- ------------------
Loss before income taxes                        (4,991)      (25,555)      (21,596)  (110,241)    (372,222)
                                             -----------  -----------   ----------- ----------- ------------------
Provisions for income taxes                          -          -              -        -             -
                                             -----------  -----------   ----------- ----------- ------------------
Net loss                                     $  (4,991)   $  (25,555)   $  (21,596) $(110,241)   $(372,222)
                                             ===========  ===========   =========== =========== ==================



Net loss per share:

  Basic                                      $   (0.00)   $    (0.03)   $    (0.00) $  (0.06)   $   (0.62)
  Diluted                                    $   (0.00)   $    (0.01)   $    (0.00) $  (0.01)   $   (0.62)

Weighted Shares Outstanding

  Basic                                      5,735,000     5,676,304     5,735,000   3,941,545     603,285
  Diluted                                    5,735,000     5,676,304     5,735,000   3,941,545     603,285

The accompanying notes are an integral part of the financial statements.

                                 MOBILE NATION, INC
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS

                                                                  For the                From
                                                                Nine Months       Ended March 15, 1990
                                                                December 31,        (Inception) to
                                                            2004          2003     December 31, 2004
                                                        -----------   ----------- ---------------------
                                                        (unaudited)   (unaudited)     (unaudited)
Cash flows from operating activities:
     Net loss                                          $   (21,596)    $(110,241)    $(372,222)
Adjustment to reconcile net loss to net
     cash used in operating activities:
          Increase (decrease) in prepaid expenses                -        (4,470)            -
          Increase (decrease) in accounts payable              784           309         1,578
          Increase (decrease) in accrued interest            8,218         4,245        15,170
          Fair value of salaries donated as capital              -             -       151,500
          Common stock issued for services                       -         5,000        25,053
                                                        -----------   ----------- ---------------------
     Net cash used in operating activities                 (12,594)     (105,157)     (178,921)
                                                        -----------   ----------- ---------------------
     Cash flows from investing activities :                      -             -             -
                                                        -----------   ----------- ---------------------
      Cash flows from financing activities:
          Contributed capital                                  600             -        23,256
          Financing Activities                                   -             -        22,725
          Proceeds from note payable, director                   -        50,000        50,000
          Proceeds from convertible note payable            10,000        75,000        87,700
          Repayments of convertible note payable            (2,700)            -        (2,700)
                                                        -----------   ----------- ---------------------
      Net cash provided by financing activities              7,900       125,000       180,981
                                                        -----------   ----------- ---------------------
Net increase in cash                                        (4,694)       19,843         2,060

Cash at beginning of period                                  6,754             -             -
                                                        -----------   ----------- ---------------------
Cash at end of period                                       $2,060       $19,843        $2,060
                                                        ===========   =========== =====================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. The results of operations for the nine months ended December, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At December 2004, the Company has not recognized revenue to date and has accumulated operating losses of $372,222 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.
While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

4.  RELATED PARTY TRANSACTIONS

Note payable, director

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2005. As of December, 2004, this note had accrued interest of $3,375.

Convertible note payable, AFG

Through December 2004, the Company borrowed $100,000 from Afinity Financial Group, Inc. (AFG) and has repaid $15,000 leaving an outstanding balance of $85,000. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. As of December, 2004, this note had accrued interest of $11,795.

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

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. Members of the technology group continue to look for the resources from the limited holders of spectrum required to launch the operation. Because there can no assurance that the required spectrum will never be available, key technology principals elected to pursue other projects.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December, 2004 we had an accumulated deficit of $377,222. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December, 2004. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended December 31, 2004, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2005.

In our most recent nine month operating period ended December, 2004, we did not generate any revenues. During the nine months ended December, 2004 we had no business activity and had a net loss of $21,596 as compared to net loss $110,241 for the same period ending December, 2004. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $13,378 and $110,241 for the quarter ended December, 2003 respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements
Recent Accounting Pronouncements

During 2004, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In December 2004, the FSAB issued SFAS No. 123R, Share-Based Payments, revising to SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 28, 2004                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: February 28, 2004                   BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive Vice-President, Finance
                                           (principal financial and accounting
                                           officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

      Exhibit No.        Description
      -------------      ------------------------------------------------------
           31            Certifications Required by Rule 13a-14(a) of the
                         Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

           32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002