Form 10KSB/A
period 2004-03-31
MOBILE NATION INC
filed 2005-03-28
CIK 1083922

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

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

Amended Filing: We have corrected the statement of stockholders' equity to include the first two line item descriptions of equity transactions occurring after March 31, 2003 that was inadvertently omitted from the original filing. In addition, we have amended this filing to indicate the city and state of the issuing office of our independent registered public accounting firm.

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

Turner, Stone & Company, LLP
12700 Park Central Drive
Suite 1400
Dallas, Texas 75251

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



Turner, Stone & Company, LLP
Certified Public Accountants
Dallas,TX
June 15, 2004

                            MOBILE NATION, INC.
                      FORMERLY WOLFSTONE CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                            MARCH 31, 2004



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

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----
Issuance of preferred stock
        for services                (1,100,000)      2,200                                                           2,200

Net loss                                                                                               (199,839)   (199,839)
                                     -------       --------       -------   ------     --------        ---------    -------
Balance at March 31, 2001 & 2002    (1,100,000)      2,200         8,853         9     180,166         (200,134)    (17,725)

Common stock for services                                        277,405       277       9,723                       10,000

Conversion of preferred stock       (1,100,000)    (2,200)       448,743       449       1,751                          -

Stockholder advances contributed
     as additional paid in capital                                                      22,725                       22,725

Net loss                                                                               (10,420)         (10,420)
                                    -------       --------   -----------   --------  ----------        ---------    --------
Balance at March 31, 2003                 -       $      -     735,000     $  735    $  214,399       $(210,554)   $  4,580
                                    =======       ========   ===========   ========  ==========       ==========   ========

Issuance of shares for acquisition
  Of Mobile Nation, Inc.                                     35,200,000     35,200                                   35,200

Common stock for services                                     4,800,000      4,800                                    4,800

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

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----

Shares returned to treasury                                     (32,200,000) (35,200)                               (35,200)

Common stock for services                                           200,000      200      1,800                       2,000

Net Loss                                                                                               (140,072)   (140,072)
                                    -------       --------   -----------   --------  ----------        ---------    --------
Balance at March 31, 2004                 -       $      -    5,735,000     $ 5,735   $  216,199      $(350,626)  ($128,692)
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

On December 29, 2003, LGS and GAMET (collectively referred to as Debtor) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, as case numbers 03-54225 and 03-54226, jointly administered under case number 03-54224.

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

Dated: March 25, 2005              MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: March 25, 2005              BY:  \S\  MICHAEL MCGHEE
                                   --------------------------
                                   Michael McGhee
                                   Executive President, Finance
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