Form 10KSB/A
period 2004-03-31
MOBILE NATION INC
filed 2005-04-15
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NOS. 2 TO FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

2nd Amended Filing: We have corrected the statement of stockholders' equity to correctly state the shares returned to the treasury from 32,200,000 to 35,200,000 shares on page F-6.
===========================================================================


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

                                                                                     Additional
                                           Preferred Stock             Common Stock   Paid-In      Accumulated
                                      Shares         Amount     Shares    Amount      Capital        Deficit     Total
                                      ------         ------     ------    ------      -------     ------------  -------

Shares returned to treasury                                 (35,200,000) (35,200)                               (35,200)

Common stock for services                                       200,000      200       1,800                      2,000

Net Loss                                                                                            (140,072)  (140,072)
                                    -------       --------  -----------  --------   ---------      ---------- ----------
Balance at March 31, 2004                 -       $      -    5,735,000  $ 5,735    $216,199       $(350,626) ($128,692)
                                    =======       ========  ===========  ========   ==========     ========== ===========

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

Dated: April 15, 2005              MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: April 15, 2005              BY:  \S\  MICHAEL MCGHEE
                                   --------------------------
                                   Michael McGhee
                                   Executive President, Finance
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