Form 10KSB
period 2005-03-31
MOBILE NATION INC
filed 2005-07-05
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2005     OR

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

                              2638 Pershing Circle
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for  the twelve months ended  March 31, 2005 were  $0
(zero).

As of June 24, 2005, the number of shares outstanding of the registrant's only class of common stock was 573,500.

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

PART III

Item 8.  Controls and Procedures................................................................11
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act...........................................................................11
Item 10. Executive Compensation.................................................................12
Item 11. Security Ownership of Certain Beneficial Owners and
           Management...........................................................................12
Item 12. Certain Relationships and Related Transactions.........................................13
Item 13. Exhibits and Reports on Form 8-K.......................................................13
Item 14. Principal Accountant Fees and Services.................................................14

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

In November, 2003 the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

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

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2004.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2005.

On February 16, 2005 the board of Directors voted to effect a 1:10 reverse split, with an effective date of March 1, 2005.

On March  21, 2005  a note   payable (Affinity  Note)  was  issued to  Affinity
Financial Group, Inc. for $12,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2005.

On March 21, 2005 the note holders: Affinity Financial Group, Inc, and C.W. Gilluly, extends the due dates on all notes to December 31, 2005.

On March 30, 2005 the company directors adopted a code of ethics.

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

Should the Company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker
- dealers or venture capitalists. The Company's present intentions are to rely upon its management and directors to affect those services normally provided by professional advisors or financial consultants.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at: 2638 Pershing Circle, Henderson, Nevada 89074, Phone: 702-914-9824. This space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, Mobile Nation, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Mobile Nation, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 16, 2005 the Company's Board of Directors, comprising a majority of the company's voting shares, approved a 10 to 1 reverse stock split. The par value of the common stock was not affected by these splits and remains at $.001 per share.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(i) Market Information
----------------------

The common stock of the Company is currently quoted on the OTC Bulletin Board Pink Sheets under the stock symbol: MTNT. There has been little or no trading activity and the market for the Company's Common Stock is extremely limited at present. (a) In July 2003, the Company issued a $75,000 promissory note (Affinity Note) convertible at the holder's discretion into common stock at a rate of 80% of the market value at the time of the conversion and provides for interest at the rate of 10% per annum.

                                                        Price Range
                                                       -------------
                                                        High    Low
                                                        ----    ---
Year Ended March 31, 2004:

        First Quarter (April 1 - June 30)..........    $5.60    $0.70
        Second Quarter (July 1 - September 30).....     5.60     0.50
        Third Quarter (October 1 - December 31)....     5.60     0.70
        Fourth Quarter (January 1 - March 31)......     1.01     0.05

Year Ended March 31, 2005:

        First Quarter..............................    $1.05    $0.10

(ii) Holders
------------

The number of holders of record of common stock as of June 1, 2005 was eight hundred sixty-five (865).

(iii) Dividends
---------------
Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------
On July 3, 2003 the Board and shareholders of Wolfstone effected a 1-for-50 -share reversal resulting in a total of 73,500 shares of common stock outstanding remaining in Wolfstone. Additionally, the Board issued 4,000,000 shares of common stock to Mobile Nation, Inc. in anticipation of a proposed merger of the two companies. The proposed merger that caused the issuance of the 4,000,000 shares of common stock to Mobile Nation was rescinded in October, 2003, and 3,520,000 shares of common stock were returned to the treasury and cancelled.

At this same time in October, 2003, five of the directors tendered their resignations. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre
- stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company.

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

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2002 and 2004, we had an accumulated deficit of approximately $209,134 and $350,626 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2002 and 2004. Further, inflation is not expected to have any significant effect on the future operations of the Company.

(v)  Impact of New Accounting Pronouncements
------------------------------------------------------------

During the past several fiscal years, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Errors and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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

        We have no history of significant revenues, have incurred losses, a7nd could have continued losses and may never achieve profitably.

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal year ended March 31, 2005, we had an accumulated deficit of approximately $378,991. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

        Our independent auditors have issued a report questioning our ability
        to continue as a going concern.   This report may impair our ability
        to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2005 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

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

Our common stock trades under the symbol "MTNT" on the OTC Bulletin Board(R) Pink Sheets. Because our stock trades on the OTC Bulletin Board(R) Pink Sheets, rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

ITEM 7.  FINANCIAL STATEMENTS

                    C O N T E N T S
                    ---------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....F-1

CONSOLIDATED BALANCE SHEET..................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS.......................F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT............F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................F-8


  Report of Independent Registered Public Accounting Firm
             Turner Stone & Company, LLP
              12700 Park Central Drive
                    Suite 1400
                 Dallas, Texas 75251
             ----------------------------


Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada


We have audited the accompanying balance sheet of Mobile Nation, Inc., formerly Wolfstone Corporation, (a development stage company) as of March 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2005 and 2004 and for the period March 15, 1990 (inception) through March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc., formerly Wolfstone Corporation, at March 31, 2005, and the results of its operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


Turner Stone & Company, LLP
Certified Public Accountants
June 15, 2005


                       MOBILE NATION, INC.
                  FORMERLY WOLFSTONE CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                          MARCH 31, 2005

                             Assets
                             ------

Current assets:

        Cash                                    $       6,953
        Other assets                                    2,024
                                                 ------------
                                                $       8,977
                                                =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:

        Accounts payable, trade                 $          -
        Accrued interest                              17,942
        Note payables, directors                      55,000
        Notes payable, AFG                            17,500
        Convertible note payable, AFG                 75,000
                                                ------------
                Total current liabilities            165,442
                                                 ------------
Stockholders' equity:

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                           574
        Paid-in capital in excess of par             221,960
        Deficit accumulated during the
        development stage                           (378,999)
                                                 ------------
               Total Stockholder's Equity           (156,465)
                                                 ------------
 Total Liabilities and Stockholders'
    Equity                                       $     8,977
                                                 ============

The accompanying notes are an integral part of the financial statements.

                               MOBILE NATION, INC.
                          FORMERLY WOLFSTONE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                              THROUGH MARCH 31, 2005


                                                                         Cumulative
                                            2005             2004        from Inception
                                         -------------- --------------- ----------------
Revenues                                 $      -       $       -       $       -
                                          -------------  --------------  ---------------

Operating expenses:

        General and administrative            28,373         140,072         378,999
                                          -------------  --------------   --------------
Operating loss                                28,373         140,072         378,999
                                          -------------  --------------   --------------
Loss before income taxes                   (  28,373)    (   140,072)      ( 378,999)
                                          -------------  --------------   --------------
Provisions for income taxes                     -               -               -
                                          -------------  --------------   --------------
Net loss                                 $ (  28,373)    (   140,072)     $( 378,999)
                                          ============= ===============   ==============


Net loss per share:

        Basic                            $ (     0.05)    $(    0.32)    $(    6.32)


The accompanying notes are an integral part of the financial statements.


                                                 MOBILE NATION, INC.
                                           FORMERLY WOLFSTONE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                               THROUGH MARCH 31, 2005

                                                                                                    Additional
                                                  Preferred Stock        Common Stock         Paid-In   Accumulated
                                               Shares    Amount       Shares      Amount      Capital     Deficit     Total
                                               ------    ------       ------      ------      -------   -----------   -----
Balance at March 15, 1990                                $    -         40      $   -       $    370   $(295)        $   75

Common stock issued for
        services                                                       352          -          2,424                  2,424

Acquire oil and gas properties                 7,000    280,000        493          1     82,807,828             83,087,829

Additional capital contributed                                                                 22,286                22,286

Fair value of salaries donated                                                                151,500               151,500

Reclassify common stock for
    repurchase obligation                                               (1)                  (212,500)             (212,500)

Rescission of oil and gas purchase:
Common stock shares not
     returned in lieu of services              (7,000) (280,000)                           (82,804,200)          (83,084,200)
Cancellation of repurchase
    obligation                                                           1                     212,500               212,500

The accompanying notes are an integral part of the financial statements.

                                                 MOBILE NATION, INC.
                                           FORMERLY WOLFSTONE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                               THROUGH MARCH 31, 2005

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----
Issuance of preferred stock
        for services                 1,100,000      2,200                                                             2,200

Net loss                                                                                                (199,839)   (199,839)
                                     -------       --------       -------   ------      --------        ---------    -------
Balance at March 31, 2001 & 2002     1,100,000       2,200          885       1          180,208        (200,134)    (17,725)

Common stock for services                                         27,741        28        9,972                       10,000

Conversion of preferred stock       (1,100,000)    (2,200)        44,874        45        2,155                          -

Stockholder advances contributed
     as additional paid in capital                                                      22,725                       22,725

Net loss                                                                                                (10,420)    (10,420)
                                    -------       --------   -----------   --------  ----------       ----------    --------
Balance at March 31, 2003                -        $    -         73,500     $  74     $ 215,060        $(210,554)   $  4,580


Issuance of shares for acquisition
  Of Mobile Nation, Inc.                                      3,520,000     3,520       31,680                       35,200

Common stock for services                                     480,000         480        4,320                        4,800

The accompanying notes are an integral part of the financial statements.

                                                 MOBILE NATION, INC.
                                           FORMERLY WOLFSTONE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                               THROUGH MARCH 31, 2005

                                                                                     Additional
                                           Preferred Stock             Common Stock   Paid-In      Accumulated
                                      Shares         Amount     Shares    Amount      Capital        Deficit     Total
                                      ------         ------     ------    ------      -------     ------------  -------

Shares returned to treasury                                 (3,520,000)   (3,520)    (31,680)           ---     (35,200)

Common stock for services                                       20,000        20       1,980                      2,000

Net Loss                                                                                            (140,072)  (140,072)
                                    -------       --------  -----------  --------   ---------      ---------- ----------
Balance at March 31, 2004                 -       $      -      573,500  $   574    $221,360       $(350,626) $(128,692)

Additional capital contributed                                                           600                        600

Net Loss                                                                                             (28,373)   (28,373)
                                    -------       --------  -----------  --------   ---------      ---------- ----------
Balance at March 31, 2005                 -       $      -      573,500  $   574    $216,799       $(378,999) $(156,465)


                                                 MOBILE NATION, INC.
                                           FORMERLY WOLFSTONE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                               THROUGH MARCH 31, 2005

                                                                     Cumulative
                                              2005         2004      from Inception
                                           ---------     --------    --------------
Cash flows from operating activities:

Net loss                                    $(28,373)   $(140,072)  $(  378,999)

Adjustment to reconcile net loss to net
   cash used in operating activities:
   Fair value of salaries donated as capital     -             -         151,500
   Common stock issued for services              -           6,800        25,053
   (Increase) decrease in prepaid expenses   ( 2,024)        4,580        (2,024)
   Increase (decrease) in accounts payable   (   794)          794            -
   Increase (decrease) in accrued interest
     payable                                  10,990         6,952         17,942
                                           -----------   -----------   -------------
     Net cash used in operating activities   (20,201)     (120,946)      (186,528)

Cash flows from investing activities:
   Advances from stockholders                    -             -          22,725
                                           -----------   -----------   -------------
   Net cash provided by investing activities     -             -          22,725
                                           -----------   -----------   -------------
Cash flows from financing activities:
   Contributed capital                           600           -          23,256
   Proceeds from notes payable AFG            17,500           -          17,500
   Proceeds from convertible note payable,
    AFG                                                    77,700         77,700
   Repayments of convertible note payable     (2,700)          -          (2.700)
   Proceeds from note payable, directors'      5,000       50,000         55,000
                                           -----------   -----------   -------------
   Net cash provided by financing activities  20,400      127,700        170,756
                                           -----------   -----------   -------------
Net increase in cash                             199        6,754          6,953

Cash at beginning of year                       6,754           -              -
                                           -----------   -----------   -------------
Cash at end of year                        $   6,953     $   6,754     $   6,953
                                           ===========   ===========   =============

                                     Supplemental Schedule of Non-Cash Investing
                                             and Financing Activities

  Conversion of stockholder advances to
   additional paid-in capital             $      0      $        -     $  22,725

  Issuance of common stock in
   exchange for services                  $      -      $    6,800     $  25,053

  Fair value of salaries donated
    as capital                            $     -       $       -      $ 151,500

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares (295,408 pre split) in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999 and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is a development stage and is currently assessing various business options and strategies.

Bankruptcy proceedings

As mentioned above, the Company emerged from bankruptcy on December 17, 1998, when it was formally discharged from its debts. However, by September 1995 substantially all of its assets had been converted to approximately $95,000 of cash. At that time, the Company recognized income from discharge of indebtedness of approximately $994,000 and the remaining cash was used to pay various creditors. Afterwards, the Company still existed but had no other assets, liabilities or operations until it acquired its oil and gas properties in a business combination that was subsequently rescinded (see below).

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

Asset Purchase Agreement and subsequent termination

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

On  July  23,  2004,  upon  completing  extensive  due-diligence  the   company
terminated the Asset Purchase Agreement dated May 4, 2004 between GAMET Technology, Inc. and Lodging & Gaming Systems, Inc.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2005 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash flows

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended March 31, 2005 and 2004 or during the period March 15, 1990 (inception) through March 31, 2005.

Stock splits

On February 21, 2002 and September 12, 2002, the Company effected a 6 to 1 and a 25 to 1 reverse split, respectively, of its common stock. Additionally, on June 23, 2003, November 14, 2003, and February 16, 2005 the Company effected a 50 to 1 reverse stock split, a 10 for 1 forward common stock split, and a 10 to 1 reverse stock split. The par value of the common stock was not affected by these splits and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was adjusted by reclassifying the par value amount of the common stock shares from 'Common Stock' to 'Additional Paid in Capital' and all per share amounts and outstanding shares have been retroactively restated in the accompanying financial statements for all periods presented to reflect these stock splits.

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

For the years ended March 31, 2005 and 2004, and for the period March 15, 1990 (inception) through March 31, 2005, basic loss per share amounts are based on 573,500, 440,130 and 59,930, respectively, weighted average shares of common
stock  outstanding, respectively.   No effect  has been  given to  the assumed
conversion of the convertible preferred stock shares and the convertible note payable as the effect would be antidilutive.

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

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On September 10, 2000, the Company issued 1,100,000 shares of convertible preferred stock. The holders of the convertible preferred stock could convert each such share of convertible preferred stock into 2 shares of common stock. No other rights or preferences were established. The obligation resulted from services performed in the amount of $2,200 in connection with officers/directors maintaining and funding the ongoing expenses of the Company. It was subsequently determined that the preferred issuance, as approved in the minutes of the Company did not fall within the authorized capital structure of the Company and the obligation was restructured to match the intent of the preferred shares issuance, which would have resulted in 55 preferred shares being issued. During the year ended March 31, 2003, all convertible preferred stock was converted to 44,874 common stock shares (2,200,000 pre split) and no preferred stock shares remain outstanding.

Stock options and warrants

As of March 31, 2005 and during the period March 15, 1990 (inception) through March 31, 2005, the Company had not adopted any employee stock option plans and, other than the common stock subject to repurchase (Note 3), no other stock options or warrants have been granted or issued.

3.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At March 31, 2005, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

4.  RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the years ended March 31, 2005 and 2004, and for the period March 15, 1990 (inception) through March 31, 2005, the Company received $0, $0 and $22,725, respectively, of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2005. As of March 31, 2005, accrued interest payable totaled $4,125.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and due on or before December 31, 2005. At March 31, 2005, accrued interest payable totaled $207.

Notes payable, AFG

During the year ended March 31, 2005, the Company received $17,500 from Affinity Financial Group, Inc. (AFG). Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and due on or before December 31, 2005. At March 31, 2005, accrued interest payable totaled $283.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from Affinity Financial Group, Inc. (AFG) in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. At March 31, 2005, accrued interest payable totaled $13,817.

5.  INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2005 the Company had a deferred tax asset totaling approximately $129,000 which relates to the Company's cumulative net operating loss carry forward totaling approximately $379,000. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

                             PART III

ITEM 8A - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B - Others

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.

Name                             Age                   Position
--------                        -----           ---------------------------
Rex Morden                        54            President, CEO, and Director

Michael McGhee                    41            Executive President, Finance

Christopher William
 ("C.W.") Gilluly,                59            Director

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

Michael McGhee, Executive President, Finance has extensive experience in technology start-ups, and has worked with many of the major casino operators in the Las Vegas area providing IT and consulting services. Mr. McGhee is co
- founder and President of Anexeon, Inc. a Nevada based information technology services and consulting firm. Prior to founding Anexeon, Mr. McGhee served as Vice President for Application and Network Services at Advance Cyber Solutions, Inc. where he led the development of the enterprise networking and wireless business for ACS establishing several successful vertical markets through the evaluation and deployment of advanced wireless technologies. Mr. McGhee served as director of administrative computing for UNLV, where he led the campus administrative computing and networking functions. Prior to UNLV Michael worked at the Nevada Test Site in support of the US Department of Energy's nuclear testing program. Mr. McGhee was also a lead programmer for Integrated Software Design specializing in the data collection applications and systems.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2004 were complied with.

  Board Committees

Our board of directors does not have an Audit Committee. In the absence  of  an
Audit  Committee,  the   entire board   of  directors  intends  to  satisfy the
duties of that committee.

Audit Committee. We do not currently have an Audit Committee. In addition, having no Audit Committee, we do not have an Audit Committee financial expert. As a small, development-stage company, it has been exceedingly difficult for us to attract an independent member of our board of directors, who would qualify as an Audit Committee financial expert, to serve as the sole member of the Audit Committee of our board of directors. We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a satisfactory candidate.

  Codes of Ethics

We have adopted a corporate code of ethics, which is applicable to our principal officers. A copy of the code of ethics is filed as an exhibit to this annual report. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations of our code of ethics; and provide accountability for adherence to our code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2005. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial ownership of the Company's outstanding common stock as of June 1, 2005, by each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of June 1, 2005 are deemed to be outstanding and beneficially owned.

Title        Name & Address                             Amount of               Percent
  of          of Beneficial                             shares                  of
Class       Owner of Shares (1)(2)    Position          held by Owner           Class
------   --------------------------   -----------       -------------           -----------
Common   Rex A. Morden (3)            President/          450,000                78.47%
                                      CEO

Common   Dr. C.W. Gilluly             Director             20,000                 3.49%
-------------------------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group                                  470,000                81.96%

All others as a group                                     103,500                18.04%
-------------------------------------------------------------------------------------------
Total                                                     573,500               100.00%

        (1) The address of each director and executive officer named in this table is c/o Mobile Nation, Inc, 2638 Pershing Circle,
                Henderson, NV 89074. Mr. Morden and Dr. Gilluly are directors and executive officers of Mobile Nation, Inc.

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

        (3) 450,000 are assigned to Affinity Financial Group, Inc., of which Mr. Morden is the majority owner.

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

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2004.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2005.

On March  21, 2005  a note   payable (Affinity  Note)  was  issued to  Affinity
Financial Group, Inc. for $12,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2005.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
-------        ---------------------------------------------------------------
 14.1          Code of Ethics

 31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Mobile Nation for the audit and other services provided by Turner Stone & Company, LLP. years shown.

                              2005             2003
                            --------        --------
    Audit Fees              $13,788         $ 9,535
    Audit - Related Fees    $     0         $     0
    Tax Fees                $ 2,000         $   --
    All Other Fees              --              --
                            --------        --------
    Total                   $15,788         $19,535

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 5, 2005                MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal and
                                   executive officer)

Dated: July 5, 2005                BY:  \S\  MICHAEL MCGHEE
                                   --------------------------
                                   Michael McGhee
                                   Executive President, Finance
                                   (principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-KSB

 Exhibit No.         Description
-------------        --------------------------------------------------------
     14.1            Code of Ethics

     31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002