Form 10KSB
period 2000-03-31
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2000     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2000 were $0
(zero).

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

PART III

Item 8.  Controls and Procedures................................................................11
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act...........................................................................11
Item 10. Executive Compensation.................................................................12
Item 11. Security Ownership of Certain Beneficial Owners and
           Management...........................................................................12
Item 12. Certain Relationships and Related Transactions.........................................13
Item 13. Exhibits and Reports on Form 8-K.......................................................14

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

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2000 and 2005, we had an accumulated deficit of approximately $191,437 and $378,991 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2000 and 2005. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal years ending March 31, 2000 and 2005, we had an accumulated deficit of approximately $191,437 and $378,991 respectfully. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

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

ITEM 7.  FINANCIAL STATEMENTS

                    C O N T E N T S
                    ---------------

INDEPENDENT AUDITORS' REPORT........................F-1

CONSOLIDATED BALANCE SHEET..........................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS...............F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT....F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS...............F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........F-6-9



             Independent Auditors' Report
              Turner Stone & Company, LLP
              12700 Park Central Drive
                    Suite 1400
                 Dallas, Texas 75251
             ----------------------------

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada


We have audited the accompanying consolidated balance sheet of Mobile Nation, Inc. (a development stage company) (formerly known as Wolfstone Corporation)as of March 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2000 and 1999 and for the period March 15, 1990 (inception) through March 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc. at March 31, 2000, and the results of operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no business operations and has little working capital, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Turner Stone & Company, LLP
Certified Public Accountants
June 1, 2005

                          MOBILE NATION, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2000


                                Assets
                                ------
Current assets:

  Cash                                    $    121
  Due from former stockholder               14,018
                                         ---------
    Total current assets                  $ 14,139


                 Liabilities and Stockholders' Deficit
                 ------------------------------------
Current liabilities:

  Accounts payable, trade                 $  7,650
  Advances from stockholder                 17,725
                                         ---------
    Total current liabilities               25,375
                                         ---------
Commitments and contingencies                  -

Stockholders' deficit:

Preferred stock, 10,000 shares authorized,
 no shares issued and outstanding, no
 rights or privileges designated        -
Common stock, $.001 par value, 20,000,000
    shares authorized, 43,400 shares
    issued and outstanding                       43
  Paid-in capital in excess of par          180,160
  Deficit accumulated during the
   development stage                       (191,439)
                                          ----------
                                            (11,236)
                                          ----------
Total Liabilities and Stockholders'
    Deficit                               $   14,139
                                          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                  MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                        AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                THROUGH MARCH 31, 2000




                                                                Cumulative
                                     2000          1999        from Inception
                                 -----------      --------     ---------------
Revenues                             $  -          $  -        $    -


Operating expenses:

  General and administrative       191,144            -            191,439
                                 -----------      --------      ---------------
Operating loss                    (191,144)           -           (191,439)
                                 -----------      --------      ---------------
Loss before income taxes          (191,144)           -           (191,439)
                                 -----------      --------      ---------------
Provisions for income taxes              -            -               -
                                 -----------      --------      ---------------
Net loss                         $(191,144)        $  -          $(191,439)
                                 ===========      ========      ===============


Net loss per share:

  Basic                         $     (4.46)       $  -           $ (31.70)


The accompanying notes are an integral part of the consolidated financial statements.

                                    MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                    THROUGH MARCH 31, 2000

                                                                       Additional
                                   Preferred Stock     Common Stock     Paid-In       Accumulated
                                  Shares    Amount    Shares   Amount   Capital        Deficit       Total
                                 --------   -------   ------   ------  ----------     ------------   -----
Balance at March 15, 1990,
  March 31, 1998 and
  March 31, 1999                              $ -      1,969    $ 2        $  368         $(295)        $ 75

Common stock issued for
  services                                            17,239     17         2,407                      2,424

Acquire oil and gas properties                        24,192     24         3,599                      3,623

Additional capital contributed                                             22,286                     22,286

Fair value of salaries donated                                            151,500                    151,500

Net loss                                                                                 (191,144)  (191,144)
                                  ---------  -------- -------- -------   ---------       --------- ----------
Balance at March 31, 2000            -       $  -     43,400   $  43     $180,160        $(191,439)$ (11,236)
                                  =========  ======== ======== =======   =========       ========= ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                        MOBILE NATION, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                            AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                        THROUGH MARCH 31, 2000


                                                                  Cumulative
                                               2000        1999  from Inception
                                           -----------   ------- --------------
Cash flows from operating activities:

Net loss                                   $(191,144)       $ -    $(191,439)

Adjustment to reconcile net loss to net
  cash used in operating activities:

  Fair value of salaries donated as capital   151,500         -       151,500
  Common stock issued for services              6,047         -         6,047
  Increase in accounts payable                  7,650         -         7,650
                                           ----------     --------  ----------
    Net cash used in operating activities     (25,947)        -       (26,242)

Cash flows from investing activities:

  Advances to former stockholder              (14,018)        -       (14,018)
  Advances from stockholder                    17,725         -        17,725
                                           ----------     --------  ----------
    Net cash provided by investing activities   3,707         -         3,707
                                           ----------     --------  ----------
Cash flows from financing activities:

  Contributed capital                          22,286         -        22,656
                                           ----------     --------  ----------
    Net cash provided by financing activities     -           -        22,656
                                           ----------     --------  ----------
Net increase in cash                               46         -            -

Cash at beginning of year                          75         75          121
                                           ----------     --------  ----------
Cash at end of year                             $ 121      $  75       $  121
                                           ==========     ========  ==========


                      Supplemental Schedule of Non-Cash Investing
                                  and Financing Activities


  Fair value of salaries donated            $ 151,500      $  -      $ 151,500

  Common stock issued for services          $   6,047      $  -      $   6,047


The accompanying notes are an integral part of the consolidated financial statements.

                        MOBILE NATION, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Integrated Direct, Inc. (IDI) was incorporated in the state of Delaware on March 15, 1990. IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 295,408 pre-split (1,969 post-split) common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (the Company) and on July 3, 2003 the Company changed its name to Mobile Nation, Inc. There were no assets or liabilities of IDI prior to this transaction. The Company is a development stage company and has no current business plans.

Bankruptcy proceedings

As mentioned above, the Company emerged from bankruptcy on December 17, 1998, when it was formally discharged from its debts. However, by September 1995 substantially all of its assets had been converted to approximately $95,000 of cash. At that time, the Company recognized income from discharge of indebtedness of approximately $994,000 and the remaining cash was used to pay various creditors. Afterwards, the Company still existed but had no other assets, liabilities or operations until it acquired its oil and gas properties, which was subsequently rescinded (see below).

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, although the rescission occurred in April 2000 (one month after the balance sheet date of March 31, 2000), the accompanying consolidated financial statements have been retroactively restated as if the acquisition of the oil and gas properties had not occurred

Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2000 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Prior to the Company's purchase of oil and gas properties, and the subsequent rescission of the acquisition, the Company had not conducted any recent operations and had been in bankruptcy. All of the Company's operating results and cash flows reported in the accompanying consolidated financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Management estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash flows

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no amounts were paid for interest or taxes during each of the two years ended March 31, 2000 or during the period March 15, 1990 (inception) through March 31, 2000.

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. For the years ended March 31, 2000 and 1999, and for the period March 15, 1990 (inception) through March 31, 2000, basic loss per share amounts are based on 42,889, 1,969, and 6,039, respectively, weighted average shares of common stock outstanding, respectively.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the consolidated financial statements when the fair value is difference then the carrying value of those consolidated financial statements. The estimated fair value of cash and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2000, the Company did not have any other financial instruments.

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At March 31, 2000, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. However, the Company is currently not a party to any legal proceeding, pending or threatened.

4.  STOCK OPTIONS AND WARRANTS

As of March 31, 2000 and during the period March 15, 1990 (inception) through March 31, 2000, the Company had not adopted any employee stock option plans and no other stock options or warrants have been granted or issued.

5.  RELATED PARTY TRANSACTIONS

Stockholder

As of March 30, 2000, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company during the year then ended.. These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

Former stockholder

At March 31, 2000, a former stockholder owed the Company $14,018 for funds advanced. These advances are non-interest bearing, unsecured and are to be repaid on demand.

6.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Other than the deferred tax asset relating to the Company's net operating losses, which totals approximately $65,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities.

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