Form 10QSB
period 2000-06-30
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of June 3, 2005.

================================================================================

                              Table of Contents
                              -----------------

Item 1.  Financial Statements.............................................F-1
         Balance Sheet (unaudited)........................................F-1
         Statements of Operations (unaudited).............................F-2
         Statements of Cash Flows (unaudited).............................F-3
         Notes to Financial Statements....................................F-4

Item 2.  Management's Discussion and Analysis of Plan
          of Operation......................................................3

Item 3.  Controls and Procedures...........................................6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................7

Item 2.  Changes in Securities and Use of Proceeds.........................7

Item 3.  Defaults upon Senior Securities...................................7

Item 4.  Submission of Matters to a Vote
          of Security Holders..............................................7

Item 5.  Other Information.................................................7

Item 6.  Exhibits and Reports on Form 8-K..................................8

Signatures.................................................................9

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                       MOBILE NATION, INC
                   (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         JUNE 30, 2000
                          (unaudited)

                            Assets
                            ------
Current Assets:
Cash                                    $      121
     Due from affiliates                    14,018
                                        ----------

Total Current Assets                        14,139
                                        ==========
Liabilities and Shareholders' Deficit
Current liabilities:
      Accounts payable                       7,650
      Advances from Stockholder             17,725
                                        ----------
Total current liabilities                   25,375
                                        ----------
Total  liabilities                          25,375
                                        ----------
Commitments and contingencies                    -

 Common stock, par value $.001 per share,
  20,000,000 shares authorized, 43,400 shares
  issued and outstanding, respectively          43

 Additional paid-in capital                180,160
  Deficit accumulated during the
  development stage                       (191,439)
                                         ----------
Total shareholders' equity (deficit)       (11,236)
                                         ----------
Total liabilities and shareholders'
   deficit                                $ 14,139
                                         ==========

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                                        For the                         From
                                                   Three months ended              March 15, 1990
                                                         June 30,                  (Inception) to
                                                  2000             1999             June 30, 2000
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
 Revenues                                      $    -          $    -             $      -

Operating expenses:

      General and administrative                      -               -                191,439
                                              --------------    --------------     --------------
Total operating expenses                              -               -                191 439
                                              --------------    --------------     --------------
Loss before income taxes                              -               -               (191,439)
                                              --------------    --------------     --------------
Provisions for income taxes                           -               -                   -
                                              ----------------  ---------------    --------------
Net loss                                       $      -               -            $  (191,439)
                                              ================  ===============    ==============

Net loss per share:
     (restated):
      Basic                                    $      -          $   -               $   (30.68)
      Diluted                                  $      -          $   -               $   (30.68)

Weighted Shares Outstanding

      Basic                                      43,400             43,400               6,239
      Diluted                                    43,400             43,400               6,239


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                         From
                                                   Three months ended              March 15, 1990
                                                         June 30,                  (Inception) to
                                                  2000             1999             June 30, 2000
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

Net loss                                       $      -      $          -          $      (191,439)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in accounts payable         -                 -                    7,650
      Fair value of salaries donated as capital       -                 -                  151,494
      Common stock issued for services                -                 -                    6,053
                                               ------------    ------------          -------------
     Net cash used in operating activities            -                 -                  (26,242)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                 -                   17,725
      Due from affiliates                             -                 -                  (14,018)
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                 -                    3,707
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -                 -                   22,656
                                               ------------    ------------          --------------
     Net cash provided by financing activities        -                 -                   22,656
                                               ------------    ------------          --------------
Net increase (decrease) in cash                       -                 -                      121
Cash at beginning of period                           121               -                        -
                                               ------------    ------------          --------------
Cash at end of period                            $    121      $        -            $         121
                                               ============    ============          ==============
The accompanying notes are an integral part of the financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. The results of operations for the three months ended June, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2001.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June, 2000, the Company has not recognized revenue to date and has accumulated operating losses of approximately $192,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Development stage activities

Prior to the Company's purchase of oil and gas properties, and the subsequent rescission of the acquisitions, the Company had not conducted any recent operations and had been in bankruptcy. All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Share and loss per share amounts

On February 21, 2002 and September 12, 2002, the Company effected a 6 to 1 and 25 to 1 reverse stock split, respectively, of its common stock. The par value of the common stock was not affected by the reverse split and remains at $.001 per share.

Because the accompanying Quarterly Report on Form 10-QSB is being filed late and in an effort to make these accompanying financial statements comparable to the annual financial statements included in the Company's Annual Report on Form 10-KSB (Annual Report), which has previously been filed, share and loss per share amounts have been retroactively stated to reflect stock splits only through March 31, 2003, the fiscal year end of the Company included in the above Annual Report. Stock splits occurring after March 31, 2003 have not been taken into effect when retroactively restating share and loss per share amounts so that these amounts roll forward to those reported in the Company's Annual Report.

4.  RELATED PARTY TRANSACTIONS

Advances from stockholder

At June 30, 2000, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company. These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

Due from affiliate

At June 30, 2000, an affiliate of the Company owed $14,018 for funds advanced. These advances are non-interest bearing, unsecured and are to be repaid on demand.

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

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. Members of the technology group continue to look for the resources from the limited holders of spectrum required to launch the operation. Because there can no assurance that the required spectrum will never be available, key technology principals moved on to the other projects.

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

In November 2003, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

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

There can be no assurance that we will have, or create, the ability to manage our operations, including the ability to meet the amount and timing of capital expenditures and other costs relating to the expansion of our operations, compete with the introduction and development of different or more extensive approaches to the market by our direct and indirect competitors, including those with greater financial, technical and marketing resources, or overcome our inability to attract, retain and motivate qualified personnel and address general economic conditions.

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 30, 2000 we had an accumulated deficit of approximately $191,439. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2000, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2005.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2000, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There have been no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: June 3, 2005                        MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: June 5, 2005                        BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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