Form 10QSB
period 2000-09-30
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                              Table of Contents
                              -----------------
Item 1.  Financial Statements............................................F-1
         Balance Sheet (unaudited).......................................F-1
         Statements of Operations (unaudited)............................F-2
         Statements of Cash Flows (unaudited)............................F-3
         Notes to Financial Statements...................................F-4

Item 2.  Management's Discussion and Analysis of Plan
           of Operation....................................................3

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

Item 6.  Exhibits and Reports on Form 8-K..................................8

Signatures.................................................................9

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                       MOBILE NATION, INC
                   (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                      SEPTEMBER 30, 2000
                          (unaudited)

                            Assets
                            ------
Current Assets:
Cash                                    $      121
     Due from affiliates                    14,018
                                        ----------

Total Current Assets                        14,139
                                        ==========
Liabilities and Shareholders' Deficit
Current liabilities:
      Accounts payable                       7,650
      Advances from Stockholder             17,725
                                        ----------
Total current liabilities                   25,375
                                        ----------
Total  liabilities                          25,375
                                        ----------
Commitments and contingencies                    -

 Preferred stock, par value $.025 per share,
   10,000 shares authorized, 55 shares
   issued and outstanding, respectively      2,200


 Common stock, par value $.001 per share,
  20,000,000 shares authorized, 43,400 shares
  issued and outstanding, respectively          43

 Additional paid-in capital                180,166
  Deficit accumulated during the
  development stage                       (193,645)
                                         ----------
Total shareholders' equity (deficit)       (11,236)
                                         ----------
Total liabilities and shareholders'
   deficit                                $ 14,139
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

                                                                 MOBILE NATION, INC
                                                            (A Development Stage Company)

                                                              STATEMENTS OF OPERATIONS
                                                              -------------------------

                                      For the                    For the                     From
                                 Three months ended         Six months ended            March 15, 1990
                                    September 30,             September 30,               (Inception) to
                                   2000         1999       2000          1999          September 30, 2000
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
 Revenues                        $    -      $    -                                     $      -

Operating expenses:

      General and administrative   2,206          -         2,206                           193,645
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses           2,206          -         2,206           -               193,645
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes          (2,206)         -        (2,206)          -              (193,645)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $   (2,206)         -       $ (2,206)         -            $ (193,645)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                                               $ (0.05)      $   -            $  (27.27)
      Diluted                                             $ (0.05)      $   -            $  (27.27)

Weighted Shares Outstanding

      Basic                      43,400        43,400       43,400      43,400               7,101
      Diluted                    43,400        43,400       43,400      43,400               7,101

                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                           From
                                                   Six months ended                 March 15, 1990
                                                      SEPTEMBER 30,                 (Inception) to
                                                  2000             1999             SEPT. 30, 2000
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

Net loss                                       $  (2,206)    $          -          $      (193,645)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in accounts payable         -                 -                    7,650
      Fair value of salaries donated as capital       -                 -                  151,500
      Preferred stock issued for services          2,200                                     2,200

      Common stock issued for services                -                 -                    6,053
                                               ------------    ------------          -------------
     Net cash used in operating activities            -                 -                  (26,242)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                 -                   17,725
      Due from affiliates                             -                 -                  (14,018)
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                 -                    3,707
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -                 -                   22,656
                                               ------------    ------------          --------------
     Net cash provided by financing activities        -                 -                   22,656
                                               ------------    ------------          --------------
Net increase (decrease) in cash                       -                 -                      121
Cash at beginning of period                           121               -                        -
                                               ------------    ------------          --------------
Cash at end of period                            $    121      $        -            $         121
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. The results of operations for the six months ended September, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2001.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September, 2000, the Company has not recognized revenue to date and has accumulated operating losses of approximately $194,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

4.  RELATED PARTY TRANSACTIONS

Advances from stockholder

At September 30, 2000, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company. These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

Due from affiliate

At September 30, 2000, an affiliate of the Company owed $14,018 for funds advanced. These advances are non-interest bearing, unsecured and are to be repaid on demand.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September 30, 2004 we had an accumulated deficit of approximately $193,645. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Results of Operations

During the six month period ended September 30, 2000, we did not generate any revenues. In addition, we do not expect to generate any profit during the balance of the fiscal year ending March 31, 2005.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2000, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Dated: June 3, 2005                        BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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