Form 10KSB
period 2001-03-31
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2001     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2001 and 2004 were $0 (zero).

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

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2001 and 2005, we had an accumulated deficit of approximately $200,134 and $378,991 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2001 and 2005. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal years ending March 31, 2001 and 2005, we had an accumulated deficit of approximately $200,134 and $378,991 respectfully. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........F-6-9


             Independent Auditors' Report
             Turner Stone & Company, LLP
              12700 Park Central Drive
                    Suite 1400
                 Dallas, Texas 75251
             ----------------------------

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada


We have audited the accompanying consolidated balance sheet of Mobile Nation, Inc. (a development stage company) (formerly known as Wolfstone Corporation)as of March 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2001 and 2000 and for the period March 15, 1990 (inception) through March 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc. at March 31, 2001, and the results of operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


Turner Stone & Company, LLP
Certified Public Accountants
June 3, 2005

                          MOBILE NATION, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2001


                                Assets
                                ------
    Total assets                          $    -
                                          ========

                 Liabilities and Stockholders' Deficit
                 -------------------------------------
Current liabilities:

  Advances from stockholder                 17,725
                                         ---------
    Total current liabilities               17,725
                                         =========
Commitments and contingencies                  -

Stockholders' deficit:

Preferred stock, 10,000 shares authorized,
 no shares issued and outstanding, no
 rights or privileges designated             2,220
Common stock, $.001 par value, 20,000,000
    shares authorized, 43,400 shares
    issued and outstanding                      43
  Paid-in capital in excess of par         180,166
  Deficit accumulated during the
   development stage                      (200,134)
                                         ----------
                                           (17,725)
                                         ----------
Total Liabilities and Stockholders'
    Deficit                              $       -
                                         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                  MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
                        AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                THROUGH MARCH 31, 2001




                                                                     Cumulative
                                     2001            2000           from Inception
                                  ---------        --------         --------------
Revenues                             $  -          $  -              $    -
                                  ---------        --------          ------------

Operating expenses:

  General and administrative         8,695          191,144            200,134
                                  ---------        --------          ------------
Operating loss                      (8,695)        (191,144)          (200,134)

Loss before income taxes            (8,695)        (191,144)          (200,134)

Provisions for income taxes              -            -                    -
                                  ---------        ----------        ------------
Net loss                        $   (8,695)       $ (191,144)        $ (200,134)
                                  =========        ========          ============


Net loss per share:

  Basic                         $     (4.90)       $  (4.46)         $ (21.20)


The accompanying notes are an integral part of the consolidated financial statements.

                                    MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                    THROUGH MARCH 31, 2001


                                                                       Additional
                                   Preferred Stock     Common Stock     Paid-In       Accumulated
                                  Shares    Amount    Shares   Amount   Capital        Deficit       Total
                                 --------   -------   ------   ------  ----------     ------------   -------
Balance at March 15, 1990,
  March 31, 1999                              $ -      1,969    $ 2        $  368         $(295)        $ 75

Common stock issued for
  services                                            17,239     17         2,407                      2,424

Acquire oil and gas properties                        24,192     24         3,599                      3,623

Additional capital contributed                                             22,286                     22,286

Fair value of salaries donated                                            151,500                    151,500

Net loss                                                                 (191,144)                  (191,144)
                                  ---------  -------- -------- -------   ---------       --------- ----------
Balance at March 31, 2000            -       $  -     43,400   $  43     $180,160        $(191,439)$ (11,236)

Issuance of preferred stock
  for services                        55        2,200                                                  2,200

Issuance of common stock
  for services                                              -                   6                          6

Net loss                                                                                   (8,695)    (8,695)
                                  ---------  -------- -------- -------   ---------       --------- ----------
Balance at March 31, 2001             55     $  2,200 43,400  $ 43       $180,166        $(200,134) $(17,725)
                                  =========  ======== ======== =======   =========       ========= ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                        MOBILE NATION, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
                            AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                        THROUGH MARCH 31, 2001


                                                                      Cumulative
                                               2001        2000      from Inception
                                           ----------    ---------  ----------------
Cash flows from operating activities:

Net loss                                   $ (8,695)     (191,144)     $(200,134)
                                           ----------    ---------  ----------------
Adjustment to reconcile net loss to net
  cash used in operating activities:

  Preferred stock issued for services         2,200           -            2,200
  Common stock issued for services                6         6,047          6,053
  Fair value of salaries donated as capital       -       151,500        151,500
  Increase (decrease) in accounts payable  (  7,650)        7,650           -
                                           ----------    ---------  ----------------
    Net cash used in operating activities  (  14,139)     (25,947)       (40,381)
                                           ----------    ---------  ----------------
Cash flows from investing activities:
  Advances from stockholders                      -        17,725         17,725
  Advances to (repayment from)
    former stockholder                        14,018      (14,018)           -
                                           ----------    ---------  ----------------
    Net cash provided by investing activities 14,018        3,707         17,725
                                           ----------    ---------  ----------------
Cash flows from financing activities:
  Capital contributed                             -        22,286         22,656
                                           ----------    ---------  ----------------
    Net cash provided by financing activities     -        22,286         22,656
                                           ----------    ---------  ----------------
Net increase in cash                            (121)          46            -

Cash at beginning of year                        121           75            -
                                           ----------    ---------  ----------------
Cash at end of year                             $ -        $  121        $   -
                                           ==========    =========  ================

                      Supplemental Schedule of Non-Cash Investing
                                  and Financing Activities


  Fair value of salaries donated            $              $ 151,500 $ 151,500

  Common stock issued for services          $     6        $   6,047 $   6,053

  Preferred stock issued for services       $ 2,200        $     -   $   2,200

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2001 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash flows

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no amounts were paid for interest or taxes during the two years ended March 31, 2001 or during the period March 15, 1990 (inception) through March 31, 2001.

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss per share

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent number of common stock shares.

For the years ended March 31, 2001 and 2000, and for the period March 15, 1990 (inception) through March 31, 2001, basic loss per share amounts are based on 43,400, 42,889, and 9,418, respectively, weighted average shares of common stock outstanding, respectively.

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At March 31, 2001, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

4.  STOCK OPTIONS AND WARRANTS

As of March 31, 2001 and during the period March 15, 1990 (inception) through March 31, 2001, the Company has not adopted any stock option plans and no stock options or warrants have been granted or issued.

5.  RELATED PARTY TRANSACTIONS

Stockholder

As of March 30, 2001, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company during the year then ended.
These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

Former stockholder

During the year ended March 31, 2001, a former stockholder repaid $14,018 of funds advanced by the Company. These advances were non-interest bearing and unsecured.


6.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Other than the deferred tax asset relating to the Company's net operating losses, which totals approximately $68,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities

                             PART III

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