Form 10KSB
period 2002-03-31
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2002     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2002 and 2004 were $0 (zero).

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

The Company has not achieved profitability to date, and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2002 and 2005, we had an accumulated deficit of approximately $209,134 and $378,991 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2002 and 2005. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal years ending March 31, 2002 and 2005, we had an accumulated deficit of approximately $209,134 and $378,991 respectfully. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

        Our independent auditors have issued a report questioning our ability
        to continue as a going concern.   This report may impair our ability
        to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2002 and 2005 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........F-6-10


             Independent Auditors' Report
               Turner Stone & Company, LLP
                12700 Park Central Drive
                      Suite 1400
                  Dallas, Texas 75251
              ----------------------------

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada


We have audited the accompanying consolidated balance sheet of Mobile Nation, Inc. (a development stage company) (formerly known as Wolfstone Corporation)as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2002 and 2001 and for the period March 15, 1990 (inception) through March 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc. at March 31, 2002, and the results of operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


Turner Stone & Company, LLP
Certified Public Accountants
June 3, 2005

                          MOBILE NATION, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2002


                                Assets
                                ------
    Total assets                         $      -
                                          ========

                 Liabilities and Stockholders' Deficit
                 -------------------------------------
Current liabilities:

  Advances from stockholder                 17,725
                                         ---------
    Total current liabilities               17,725
                                         ---------
Commitments and contingencies                  -

Stockholders' equity:

Preferred stock, 10,000 shares authorized,
 no shares issued and outstanding, no
 rights or privileges designated              2,220
Common stock, $.001 par value, 20,000,000
    shares authorized, 43,400 shares
    issued and outstanding                       43
  Paid-in capital in excess of par          180,166
  Deficit accumulated during the
   development stage                       (200,134)
                                          ----------
                                            (17,725)
                                          ----------
 Total Liabilities and Stockholders'
    Deficit                                $       -
                                          ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                  MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                        AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                THROUGH MARCH 31, 2002




                                                                     Cumulative
                                     2002          2001            from Inception
                                  ---------        --------        --------------
Revenues                             $  -          $  -              $    -
                                  ---------        --------          ------------

Operating expenses:

  General and administrative                          8,695            200,134
                                  ---------        --------          ------------
Operating loss                                       (8,695)          (200,134)

Loss before income taxes                             (8,695)          (200,134)

Provisions for income taxes              -            -                    -
                                  ---------        --------          ------------
Net loss                        $                   (8,695)          $(200,134)
                                  =========        ========          ============


Net loss per share:

  Basic                         $        -         $  (4.90)         $ (16.30)


The accompanying notes are an integral part of the consolidated financial statements.

                                    MOBILE NATION, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                    THROUGH MARCH 31, 2002


                                                                       Additional
                                   Preferred Stock     Common Stock     Paid-In       Accumulated
                                  Shares    Amount    Shares   Amount   Capital        Deficit       Total
                                 --------   -------   ------   ------  ----------     ------------   -------
Balance at March 15, 1990,
  March 31, 1999                              $ -      1,969    $ 2        $  368         $(295)        $ 75

Common stock issued for
  services                                            17,239     17         2,407                      2,424

Acquire oil and gas properties                        24,192     24         3,599                      3,623

Additional capital contributed                                             22,286                     22,286

Fair value of salaries donated                                            151,500                    151,500

Net loss                                                                                 (191,144)  (191,144)
                                  ---------  -------- -------- -------   ---------       --------- ----------
Balance at March 31, 2000            -       $  -     43,400   $  43     $180,160        $(191,439)$ (11,236)

Issuance of preferred stock
  for services                        55        2,200                                                  2,200

Issuance of common stock
  for services                                              -                   6                          6

Net loss                                                                                   (8,695)    (8,695)
                                  ---------  -------- -------- -------   ---------       --------- ----------
Balance at March 31, 2001
      and March 31, 2002              55     $  2,200 43,400  $ 43       $180,166        $(200,134) $(17,725)
                                  =========  ======== ======== =======   =========       ========= ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                        MOBILE NATION, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                            AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                        THROUGH MARCH 31, 2002


                                                                      Cumulative
                                               2002        2001      from Inception
                                           ----------    ---------  ----------------
Cash flows from operating activities:

Net loss                                   $              (8,695)    $(200,134)
                                           ----------    ---------  ----------------
Adjustment to reconcile net loss to net
  cash used in operating activities:

  Preferred stock issued for services                       2,200         2,200
  Common stock issued for services                              6         6,053
  Fair value of salaries donated as capital                     -       151,500
  Increase (decrease) in accounts payable                  (7,650)            -
                                           ----------    ---------  ----------------
    Net cash used in operating activities                  (14,139)     (40,381)
                                           ----------    ---------  ----------------
Cash flows from investing activities:
  Advances from stockholders                                   -         17,725
  Advances to (repayment from)
    former stockholder                                      14,018           -
                                           ----------    ---------  ----------------
    Net cash provided by investing activities               14,018       17,725
                                           ----------    ---------  ----------------
Cash flows from financing activities:
  Capital contributed                                          -         22,656
                                           ----------    ---------  ----------------
    Net cash provided by financing activities                  -         22,656
                                           ----------    ---------  ----------------
Net increase in cash                                         (121)           -

Cash at beginning of year                                     121            -
                                           ----------    ---------  ----------------
Cash at end of year                                         $ -           $  -
                                           ==========    =========  ================

                      Supplemental Schedule of Non-Cash Investing
                                  and Financing Activities


  Fair value of salaries donated            $              $     -   $ 151,500

  Common stock issued for services          $              $       6 $   6,053

  Preferred stock issued for services       $              $   2,200 $   2,200

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

Bankruptcy proceedings

As mentioned above, the Company emerged from bankruptcy on December 17, 1998, when it was formally discharged from its debts. However, by September 1995 substantially all of its assets had been converted to approximately $95,000 of cash. At that time, the Company recognized income from discharge of indebtedness of approximately $994,000 and the remaining cash was used to pay various creditors. Afterwards, the Company still existed but had no other assets, liabilities or operations until it acquired its oil and gas properties (Note 3).

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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2002 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash flows

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no amounts were paid for interest or taxes during the two years ended March 31, 2002 or during the period March 15, 1990 (inception) through March 31, 2002.

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

Reverse stock splits

On February 21, 2002 and September 12, 2002, the Company effected a 6 to 1 and a 25 to 1 reverse split, respectively, of its common stock. The par value of the common stock was not affected by the reverse splits and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from 'Common Stock' to 'Additional Paid in Capital' and all per share amounts and outstanding share amounts have been retroactively restated in the accompanying financial statements for all periods presented to reflect the reverse stock splits.

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

For the years ended March 31, 2001 and 2000, and for the period March 15, 1990 (inception) through March 31, 2001, basic loss per share amounts are based on 43,400, 43,400, and 12,237, respectively, weighted average shares of common stock outstanding, respectively.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is difference then the carrying value of those financial statements. The estimated fair value of cash and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2002, the Company did not have any other financial instruments.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2002, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

4.  STOCK OPTIONS AND WARRANTS

As of March 31, 2002 and during the period March 15, 1990 (inception) through March 31, 2002, the Company has not adopted any stock option plans and no stock options or warrants have been granted or issued.

5.  RELATED PARTY TRANSACTIONS

Stockholder

As of March 30, 2002, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company during the year then ended.
These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

MOBILE NATION, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 8A - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2002, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2002, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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