Form 10QSB
period 2002-09-30
MOBILE NATION INC
filed 2005-07-06
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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

Item 6.  Exhibits and Reports on Form 8-K..................................8

Signatures.................................................................9

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                       MOBILE NATION, INC
                   (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         September 30, 2002
                          (unaudited)

           Liabilities and Shareholders' Deficit
           -------------------------------------
Current liabilities:
      Advances from Stockholder             17,725
                                        ----------
Total current liabilities                   17,725
                                        ----------
Total  liabilities                          17,725
                                        ----------
Commitments and contingencies                    -

 Preferred stock, par value $.025 per share,
   10,000 shares authorized, 50 shares
   issued and outstanding, respectively      2,000


 Common stock, par value $.001 per share,
  20,000,000 shares authorized, 603,400 shares
  issued and outstanding, respectively         603

 Additional paid-in capital                188,806
  Deficit accumulated during the
  development stage                       (209,134)
                                         ----------
Total shareholders' equity (deficit)       (17,725)
                                         ----------
Total liabilities and shareholders'
   deficit                                $      -
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

                                                                 MOBILE NATION, INC
                                                            (A Development Stage Company)

                                                              STATEMENTS OF OPERATIONS
                                                              -------------------------

                                      For the                    For the                     From
                                 Three months ended         Six months ended            March 15, 1990
                                    September 30,             September 30,               (Inception) to
                                   2002         2001       2002          2001          September 30, 2002
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
 Revenues                        $    -      $    -                                     $      -

Operating expenses:

      General and administrative      9000        -         9,000          -                209,134
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses             9,000        -         9,000          -                209,134
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes            (9,000)        -       (9,000)         -               (209,134)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes            -           -           -           -                    -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $     (9,000)        -       (9,000)     $   -              $ (209,134)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                   $     (0.07)     $     -     $  (0.07)   $  -              $  (4.62)
      Diluted                 $     (0.07)     $     -     $  (0.07)   $  -              $  (4.62)

Weighted Shares Outstanding

      Basic                     137,748         43,400        137,478     43,400            45,294
      Diluted                   137,748         43,400        137,478     43,400            45,294


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                          From
                                                   Six months ended                 March 15, 1990
                                                      September 30,                   (Inception) to
                                                  2002             2001             September 30, 2002
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

Net loss                                       $  (9,000)    $         -           $      (209,134)
Adjustment to reconcile net loss to net
     cash used in operating activities:
     Fair value of salaries donated as capital        -                -                   151,500
      Preferred stock issued for services             -                -                       -

      Common stock issued for services              9,000              -                    17,253
                                               ------------    ------------          -------------
     Net cash used in operating activities            -                 -                  (40,381)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                 -                   17,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                 -                   17,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -                 -                   22,656
                                               ------------    ------------          --------------
     Net cash provided by financing activities        -                 -                   22,656
                                               ------------    ------------          --------------
Net increase (decrease) in cash                       -                 -                        -
Cash at beginning of period                           -                 -                        -
                                               ------------    ------------          --------------
Cash at end of period                            $    -        $        -            $           -
                                               ============    ============          ==============

                                   Supplemental Schedule of Non-Cash Investing
                                            and Financing Activities


Conversion of Preferred to Common Stock                                                  $   2,200


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002. The results of operations for the nine months ended September, 2002 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2003.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $209,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

4.  RELATED PARTY TRANSACTIONS

Advances from stockholder

At September 30, 2002, the Company owed a stockholder $17,725 for funds advanced to and expenses paid on behalf of the Company. These advances are non-interest bearing, unsecured and to be repaid on demand when the funds are available.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September 30, 2001 we had an accumulated deficit of approximately $209,134. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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