Form 10QSB
period 2005-06-30
MOBILE NATION INC
filed 2005-08-15
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

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

                               2638 Pershing Circle
                              Henderson, NV  89074
                     --------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (702) 914-9824

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of August 15, 2005.

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

Item 4.  Submission of Matters to a Vote
          of Security Holders..............................................7

Item 5.  Other Information.................................................7

Item 6.  Exhibits and Reports on Form 8-K..................................8

Signatures.................................................................9

PART I. FINANCIAL INFORMATION

                         MOBILE NATION, INC
                    (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         -------------
                         June 30, 2005
                         -------------

                             Assets
                             ------

Current assets:

        Cash                                    $         811
                                                 ------------
Total current assets                                      811
                                                -------------
Total assets                                    $         811
                                                =============

                   Liabilities and Stockholders' Deficit
                   -------------------------------------

Current liabilities:

        Accounts payable, trade                 $      7,320
        Accrued interest, related parties             21,017
        Due to related parties                       147,500
                                                 ------------
Total current liabilities                            175,837
                                                 ------------
Total liabilities                                    175,837
                                                 ------------

Commitments and contingencies                            -

Stockholders' Deficit:

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                           574
        Paid-in capital in excess of par             221,960
        Deficit accumulated during the
        development stage                           (397,560)
                                                 ------------
Total Stockholders' Deficit                         (175,026)
                                                 ------------
Total Liabilities and Stockholders' Deficit      $       811
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                                        For the                       From
                                                   Three months ended             March 15, 1990
                                                        June 30,                (Inception) to
                                                  2005             2004          June 30, 2005
                                                ----------      -----------       --------------
                                               (unaudited)      (unaudited)        (unaudited)
 Revenues                                      $    -           $    -             $      -

Operating expenses:

      General and administrative                  15,486          7,278               376,003
      Interest expense                             3,075          2,625                21,557
                                              --------------   --------------     --------------
Total operating expenses                          18,561          9,903               397,560
                                              --------------   --------------     --------------
Loss before income taxes                         (18,561)        (9,903)             (397,560)
                                              --------------   --------------     --------------
Provisions for income taxes                           -               -                   -
                                              ---------------- ---------------    --------------
Net loss                                       $ (18,561)        (9,903)           $ (397,560)
                                              ================ ===============    ==============

Net loss per share:
     (restated):
      Basic                                    $    (0.03)      $ (0.02)           $    (5.17)
      Diluted                                  $    (0.03)      $ (0.02)           $    (5.17)

Weighted Shares Outstanding

      Basic                                      573,500           573,500              76,953
      Diluted                                    573,500           573,500              76,953


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                          From
                                                   Three months ended               March 15, 1990
                                                         June 30,                   (Inception) to
                                                  2005             2004             June 30, 2005
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

    Net loss                                    $ (18,561)    $ (9,903)             $(397,560)
Adjustment to reconcile net loss to net
   cash used in operating activities:
      Increase (decrease) in prepaid expenses        2,024          -                    -
      Increase (decrease) in accounts payable        7,320       3,072                  7,320
      Increase (decrease) in accrued interest        3,075       2,625                 21,017
      Fair value of salaries donated as capital       -             -                 151,500
      Common stock issued for services                -             -                  25,053
                                               ------------    ------------         -------------
     Net cash used in operating activities         (6,142)      (4,206)              (192,670)
                                               ------------    ------------         -------------
     Cash flows from investing activities :
      Advances form stockholders                      -             -                  22,725
                                               ------------    ------------         -------------
     Net cash provided by investing activities        -             -                  22,725
                                               ------------    ------------         -------------
     Cash flows from financing activities:
      Contributed capital                             -            600                 23,256
      Proceeds from note payable, director            -             -                  55,000
      Proceeds from note payable, AFG                 -             -                  17,500
      Proceeds from convertible note payable          -             -                  77,500
      Repayments of convertible note payable          -          (2,700)               (2,700)
                                               ------------    ------------         -------------
     Net cash provided by financing activities                   (2,100)               170,756
                                               ------------    ------------         -------------
Net increase (decrease) in cash                   (6,142)        (6,306)                   811

Cash at beginning of period                        6,953          6,754                     -
                                               ------------    ------------         -------------
Cash at end of period                          $     811       $    448             $      811
                                               ============    ============         =============


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of June 30, 2005 has no business operations and has little working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash flows

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended March 31, 2005 and 2004 or during the period March 15, 1990 (inception) through June 30, 2005.

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

For the three months ended June 30, 2005 and 2004, and for the period March 15, 1990 (inception) through June 30, 2005, basic loss per share amounts are based on 573,500, 573,500 and 76,983, respectively, weighted average shares of
common stock  outstanding, respectively.   No effect  has been  given to  the
assumed conversion of the convertible preferred stock shares and the convertible note payable as the effect would be antidilutive.

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

Stock options and warrants

As of June 30, 2005 and during the period March 15, 1990 (inception) through June 30, 2005, the Company had not adopted any employee stock option plans and, other than the common stock subject to repurchase (Note 3), no other stock options or warrants have been granted or issued.

3.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

At June 30, 2005, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

4.  RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the three months ended June 30, 2005 and 2004, and for the period March 15, 1990 (inception) through June 30, 2005, the Company received $0,
$0  and $22,725,   respectively,   of   non-interest   bearing   advances
from    its stockholders/officers.   The  advances  were  due  upon  demand  as
funds were available and were unsecured.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2005. As of June 30, 2005, accrued interest payable totaled $4,875.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and due on or before December 31, 2005. At June 30, 2005, accrued interest payable totaled $307.

Notes payable, AFG

During the year ended March 31, 2005, the Company received $17,500 from Affinity Financial Group, Inc. (AFG). Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and due on or before December 31, 2005. At June 30, 2005, accrued interest payable totaled $633.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from Affinity Financial Group, Inc. (AFG) in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director and officer of the Company. The note is unsecured, due upon demand as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. At June 30, 2005, accrued interest payable totaled $15,202.

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

Dated: August 15, 2005                     MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: August 15, 2005                     BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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