Form 10QSB/A
period 2005-06-30
MOBILE NATION INC
filed 2005-08-22
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FIRST AMENDMENT
                                        TO
                                   FORM 10-QSB

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of August 21, 2005.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005. The results of operations for the three months ended June, 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At June 2005, the Company has not recognized revenue to date and has accumulated operating losses of $397,560 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.
While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2005.

In connection with the rescission, a note payable issued to Affinity Financial Group, Inc.for $75,000 was assumed by the Company for proceeds expended in the reorganization effort of the Company by the former Mobile Nation. The note is at an interest rate of ten percent (10%) and is due in full with all accumulated interest on December 31, 2005. The Note is convertible, at the holders option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 2005 we had an accumulated deficit of $397,560. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended June, 2005. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2005, we did not generate any revenues.

In our most recent three month operating period ended June 30, 2005, we did not generate any revenues. During the three months ended June 30, 2005 we had no business activity and had a net loss of $18,561 as compared to net loss $9,903 for the same period ending June 30, 2004. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $3,075 and $2,625 for the quarters ended June 30, 2005 and 2004, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements
Recent Accounting Pronouncements

During 2005, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 22, 2005                     MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: August 22, 2005                     BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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