Form 10QSB
period 2005-09-30
MOBILE NATION INC
filed 2005-11-14
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of November 15, 2005.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements................................................1
          Balance Sheet (unaudited)...........................................1
          Statements of Operations (unaudited)................................2
          Statements of Cash Flows (unaudited)................................3
          Notes to Financial Statements.......................................4

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................7

Item 3. Controls and Procedures...............................................10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................11

Item 2.   Changes in Securities and Use of Proceeds...........................11

Item 3.   Defaults upon Senior Securities.....................................11

Item 4.   Submission of Matters to a Vote
           of Security Holders................................................11

Item 5.   Other Information...................................................11

Item 6.   Exhibits and Reports on Form 8-K....................................12

Signatures....................................................................13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                 SEPTEMBER 30, 2005


                                        (unaudited)

                   Assets
                   ------
Current assets:
       Cash                              $     1,196
                                         -----------
Total current assets                           1,196
                                         -----------
Total assets                             $     1,196
                                         ===========

       Liabilities and Shareholders' Deficit
       -------------------------------------
Current liabilities:

      Accounts payable, trade           $     24,212
      Notes payable, directors                57,500
      Notes payable, AFG                      25,000
      Convertible note payable, AFG           75,000
                                         -----------
Total current liabilities                    181,712
                                        ------------
Total liabilities                            181,712
                                        ------------
Commitments and contingencies                    -

Shareholders' Deficit
 Preferred stock, 10,000 shares
  authorized; no shares
  issued or outstanding, no rights
  or privileges designated;                      -

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  573,500 issued and outstanding,              574

  Additional paid-in capital               221,960
  Deficit accumulated during the
   development stage                      (403,050)
                                        -------------
Total shareholders' deficit               (180,516)
                                        -------------
Total liabilities and shareholders'
   deficit                              $    1,196
                                        =============

The accompanying notes are an integral part of the financial statements

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Six months ended            March 15, 1990
                                    September 30,             September 30,               (Inception) to
                                   2005         2004       2005          2004          September 30, 2005
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
 Revenues                        $    -      $    -                                     $      -

Operating expenses:

      General and administrative   2,295       3,984       17,781        11,262             378,298
      Interest expense             3,195       2,718        6,270         5,343              24,752
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses           5,490       6,702       24,051        16,605             403,050
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes          (5,490)     (6,702)     (24,051)      (16,605)           (403,050)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $   (5,490)     (6,702)     $(24,051)     (16,605)        $  (403,050)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                   $ (0.01)        $(0.01)     $ (0.04)        $ (0.03)        $   (4.74)
      Diluted                 $ (0.01)        $(0.01)     $ (0.04)        $ (0.03)        $   (4.74)

Weighted Shares Outstanding

      Basic                   573,500          573,500    573,500          573,500            84,997
      Diluted                 573,500          573,500    573,500          573,500            84,997


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Six months ended                  March 15, 1990
                                                     September 30,                   (Inception) to
                                                  2005             2004             September 30, 2005
                                                ----------     -----------          ------------------
                                               (unaudited)     (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                       $  (24,051)     $   (16,605)          $    (403,050)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in prepaid expenses        2,024             -                      -
      Increase (decrease) in accounts payable          -             2,679                  24,212
      Increase (decrease) in accrued interest        6,270           5,343                  12,295
      Fair value of salaries donated as capital       -                 -                  151,500
      Common stock issued for services                -                 -                   25,053
                                               ------------    ------------          -------------
     Net cash used in operating activities         (15,757)        (8,583)                (202,285)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                -                    22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                -                    22,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -               600                   23,256
      Proceeds from note payable, director          2,500              -                    57,500
      Proceeds from notes payable, AFG              7,500              -                    25,000
      Proceeds From convertible note payable          -            10,000                   75,000
      Repayments of convertible note payable          -            (2,700)                    -
                                               ------------    ------------          --------------
     Net cash provided by financing activities     10,000           7,900                  180,756
                                               ------------    ------------          --------------
Net increase (decrease) in cash                    (5,757)           (683)                   1,196

Cash at beginning of period                          6,953          6,754                       -
                                               ------------    ------------          --------------
Cash at end of period                            $   1,196    $     6,071           $        1,196
                                               ============    ============          ===============

                                      The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 (295,408 pre split) common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999 and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is a development stage and is currently assessing various business options and strategies.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005. The results of operations for the six months ended September 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $403,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy proceedings

As mentioned above, the Company emerged from bankruptcy on December 17, 1998, when it was formally discharged from its debts. However, by September 1995, substantially all of its assets had been converted to approximately $95,000 of cash. At that time, the Company recognized income from discharge of indebtedness of approximately $994,000 and the remaining cash was used to pay various creditors. Afterwards through this date, the Company still existed with no significant assets or liabilities and has not conducted any business operations.

Because there was no change in the stockholder ownership interests as a result of the bankruptcy or when the Company emerged from bankruptcy, it did not qualify for fresh start accounting pursuant to Statement of Position No. 90-7.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Development stage activities

Since the Company's bankruptcy filing in September 1992, the Company has not conducted any business operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4.  RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through September 30, 2005, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2005. As of September 30, 2005, accrued interest payable totaled $5,625.

During the year ended March 31, 2005 and the six months ended September 30, 2005, the Company received $5,000 and $2,500, respectively, from the Company's
President and Chairman.   These notes bears interest at 8% and 10% per annum,
respectively, are unsecured and due on or before December 31, 2005. At September 30, 2005 accrued interest payable for both notes totaled $409.

Note payable, AFG

During the year ended March 31, 2005 and the six months ended September 30, 2005, the Company received $17,500 and $7,500, respectively, from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a stockholder, director and officer of the Company. These notes bears interest at 8% and 10% per annum, respectively, are unsecured and due on or before December 31, 2005. At September 30, 2005 accrued interest payable for both notes totaled $1,100.

Convertible note payable, AFG

During the year ended During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director
and   officer of   the  Company.    The note   is unsecured, due upon demand
as funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. At June 30, 2005, accrued interest payable totaled $17,078.

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

Company Overview

We were incorporated in the State of Delaware on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the previously filed bankruptcy proceeding, when we emerged from bankruptcy it did
not qualify for fresh start accounting.   Accordingly, we have a limited
operating history upon which an evaluation of our current business and its prospects, can be based --- each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended September, 2005. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the six month period ended September 30, 2005, we did not generate any revenues.

In our most recent six months operating period ended September 30, 2005, we did not generate any revenues. During the six months ended September 30, 2005 we had no business activity and had a net loss of $24,051 as compared to net loss $16,605 for the same period ending September 30, 2004. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $6,270 and $5,343 for six months ended September 30, 2005 and 2004, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September 30, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2005                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: November 14, 2005                   BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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