Form 10QSB
period 2005-12-31
MOBILE NATION INC
filed 2006-02-14
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2005

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of February 2, 2005.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements............................................F-1
          Balance Sheet (unaudited).......................................F-1
          Statements of Operations (unaudited)............................F-2
          Statements of Cash Flows (unaudited)............................F-3
          Notes to Financial Statements...................................F-4-7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation...................................................3-6

Item 3. Controls and Procedures.............................................6

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

Signatures..................................................................9

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  MOBILE NATION, INC
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                 December 31, 2005


                                        (unaudited)

                   Assets
                   ------
Current assets:
       Cash                              $     1,453
                                         -----------
Total current assets                           1,453
                                         -----------
Total assets                             $     1,453
                                         ===========

       Liabilities and Shareholders' Deficit
       -------------------------------------
Current liabilities:

      Accounts payable, trade           $        708
      Accrued interest, related parties       27,508
      Notes payable, directors                57,500
      Notes payable, AFG                      17,500
      Convertible note payable, AFG           75,000
                                         -----------
Total current liabilities                    178,216
                                        ------------
Total liabilities                            178,216
                                        ------------
Commitments and contingencies                    -

Shareholders' Deficit
 Preferred stock, 10,000 shares
  authorized; no shares
  issued or outstanding, no rights
  or privileges designated;                      -

Common stock, par value $.001 per share,
  20,000,000 shares authorized;
  573,500 issued and outstanding,              574

  Additional paid-in capital               221,960
  Deficit accumulated during the
   development stage                      (399,297)
                                        -------------
Total shareholders' deficit               (176,763)
                                        -------------
Total liabilities and shareholders'
   deficit                              $    1,453
                                        =============

The accompanying notes are an integral part of the financial statements

       F1


                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Nine months ended            March 15, 1990
                                    December 31,             December 31,               (Inception) to
                                   2005         2004       2005          2004          December 31, 2005
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
 Revenues                        $10,000    $    -         10,000                         $ 10,000

Operating expenses:

      General and administrative   2,951       2,116       20,732        13,378             381,249
      Interest expense             3,296       2,875        9,566         8,218              28,048
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses           6,247       4,991       30,298        21,596             409,297
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes           3,753      (4,991)     (20,298)      (21,596)           (399,297)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $    3,753      (4,991)     $(20,298)     (21,596)        $  (399,297)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                   $  0.01         $(0.01)     $ (0.04)        $ (0.04)        $   (4.30)
      Diluted                 $  0.01         $(0.01)     $ (0.04)        $ (0.04)        $   (4.30)

Weighted Shares Outstanding

      Basic                   573,500          573,500    573,500          573,500            92,784
      Diluted                 573,500          573,500    573,500          573,500            92,784


The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Nine months ended                  March 15, 1990
                                                     December 31,                    (Inception) to
                                                  2005             2004             December 31, 2005
                                                ----------     -----------          ------------------
                                               (unaudited)     (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                       $  (20,298)     $  (21,596)          $    (399,297)
Adjustment to reconcile net loss to net
     cash used in operating activities:
     (Increase) decrease in prepaid expenses        2,024             -                      -
      Increase (decrease) in accounts payable         708             784                     708
      Increase (decrease) in accrued interest       9,566           8,218                  27,508
      Fair value of salaries donated as capital       -                -                  151,500
      Common stock issued for services                -                -                   25,053
                                               ------------    ------------          -------------
     Net cash used in operating activities         (8,000)        (12,594)               (194,528)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                -                    22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                -                    22,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -               600                   23,256
      Proceeds from note payable, directors         2,500              -                    57,500
      Proceeds from note payable, AFG               7,500              -                    25,000
      Repayments of notes payable, AFG             (7,500)             -                    (7,500)
      Repayments of convertible note payable          -            10,000                   77,700
Repayments of note payable                            -            (2,700)                  (2,700)
                                               ------------    ------------          --------------
     Net cash provided by financing activities      2,500           7,900                  173,256
                                               ------------    ------------          --------------
Net increase (decrease) in cash                    (5,500)         (4,694)                  1,453

Cash at beginning of period                          6,953          6,754                       -
                                               ------------    ------------          --------------
Cash at end of period                            $   1,453    $     2,060           $        1,453
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005. The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 2005, the Company has not recognized any substantial revenue to date (Note 5) and has accumulated operating losses of approximately $399,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

4.  RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through December 31, 2005, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and due on or before December 31, 2005. As of December 31, 2005, accrued interest payable totaled $5,625.

During the year ended March 31, 2005 and the nine months ended December 31, 2005, the Company received $5,000 and $2,500, respectively, from the Company's President and Chairman. These notes bears interest at 8% and 10% per annum, respectively, are unsecured and due on or before December 31, 2005. At December 31, 2005 accrued interest payable for both notes totaled $452.

Note payable, AFG

During the year ended March 31, 2005 and the nine months ended December 31, 2005, the Company received $17,500 and $7,500, respectively, from Affinity Financial Group, Inc. (AFG). During the nine month ending December 31, 2005, $7,500 of this amount was repaid. AFG is wholly owned by Rex A. Morden, a stockholder, director and officer of the Company. These notes bears interest at 8% and 10% per annum, respectively, are unsecured and due on or before December 31, 2005. At December 31, 2005 accrued interest payable for both notes totaled $1,143.

Convertible note payable, AFG

During the year ended During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. Affinity Financial Group, Inc. is wholly owned by Rex A. Morden, a director
and officer of   the Company.    The note   is unsecured, due upon demand  as
funds are available and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. At December 31, 2005, accrued interest payable totaled $20,288.

5. THIRD PARTY TRANSACTIONS

On October 7, 2005, the company entered into a letter of intent ("LOI") with a potential merger candidate. In accordance with the terms of the LOI the company received a non-refundable deposit in the amount of $10,000. The proposed transaction was never commutated. The agreement was terminated after a 30 day time period as outlined in the terms of the agreement. Because the company incurred no expenses related to the transaction, the amount was recorded as revenue.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2005 we had an accumulated deficit of $392,297. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December 31, 2005. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended December 31, 2005, we did not generate any substantial revenues (Note 5 to the financial statements).

In our most recent nine months operating period ended December 31, 2005, we did not generate any substantial revenues. During the nine months ended December 31, 2005 we had no business activity and had a net loss of $20,298 as compared to net loss $21,596 for the same period ending December 31, 2004. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $9,566 and $8,218 for the quarters ended December 31, 2005 and 2004, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 14, 2005                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: February 14, 2005                   BY:  \S\  MICHAEL MCGHEE
                                           --------------------------
                                           Michael McGhee
                                           Executive President, Finance
                                           (principal financial and accounting
                                           officer)

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