Form 10KSB
period 2006-03-31
MOBILE NATION INC
filed 2006-06-29
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2006     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2006 were $10,000.

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of June 15, 2006 was $310,050 based on the last sale price of $3.00 as reported by the OTC Bulletin Board.

As of June 15, 2006, the number of shares outstanding of the registrant's only class of common stock was 573,500.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

===========================================================================

                                     TABLE OF CONTENTS

PART I                                                                                         Page
                                                                                               ----
Item 1.  Description of Business.................................................................3
Item 2.  Description of Property.................................................................6
Item 3.  Legal Proceedings.......................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.....................................6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................7
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................8
Item 7.  Financial Statements....................................................................F-1
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....11
Item 8A. Controls and Procedures.................................................................11
ITEM 8B  Others..................................................................................11


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act...........................................................................12
Item 10. Executive Compensation.................................................................14
Item 11. Security Ownership of Certain Beneficial Owners and
           Management...........................................................................15
Item 12. Certain Relationships and Related Transactions.........................................16
Item 13. Exhibits and Reports on Form 8-K.......................................................17
Item 14. Principal Accountant Fees and Services.................................................18

SIGNATURES   ...................................................................................19

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

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003, the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. With the resigning members of the Board of Directors continuing to seek the resources from the limited holders of spectrum required to launch the operation. Because there was no assurance that the required spectrum would ever become available, these key personnel decided to leave the Company and to focus on other projects outside the activity of the Company.

At this same time in October 2003, five of the directors tendered their resignations. A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

In November 2003, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

In connection with the rescission of the transaction, a note payable (Affinity
Note) in the amount of $75,000 was issued to Affinity Financial Group, Inc.
for monies loaned to Mobile Nation during this period. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

On October 27, 2003 a note payable (Gilluly Note) was issued to a company director, C.W. Gilluly, for $50,000 loaned to the company. The Gilluly Note is at an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2006.

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On February 16, 2005 the board of Directors voted to effect a 1:10 reverse split, with an effective date of March 1, 2005.

On March  21, 2005  a note   payable (Affinity  Note)  was  issued to  Affinity
Financial Group, Inc. for $12,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On March 21, 2006 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extend the due dates on all notes to December 31, 2006.

On March 30, 2005 the company directors adopted a code of ethics.

On June 17, 2005 the annual meeting of the shareholders was held. The majority shareholders re-elected Rex A. Morden as Chairman of the board of directors, and Michael McGhee, and Dr. Christopher William Gilluly were re-elected as Directors for the coming year.


On August 4, 2005 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and was due in full with all accumulated interest on December 31, 2005. The principle amount of this note was repaid on October 11,2005.

On September 26. 2005 a note payable (Morden Note) was issued to a company director Rex A. Morden for $2,500 loaned to the company. The Morden Note is an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On October 7, 2005, the company entered into a letter of intent ("LOI") with a potential merger candidate. In accordance with the terms of the LOI the Company received a non-refundable deposit in the amount of $10,000. The proposed transaction was never consummated. The agreement was terminated after a 30 day time period as outlined in the terms of the agreement.

On February 27, 2006, the company entered into a letter of intent ("LOI") with Dental Spas LLC., as a potential merger candidate. In accordance with the terms of the LOI, the company received a non-refundable deposit in the amount of $25,000. As of the date of this filing the proposed transaction has yet to be consummated. Additionally, the "LOI" expired after a 60 day time period as outlined in the terms of the agreement and there are currently no binding agreements between the parties. However, the company is still working with Dental Spas in pursuit of a possible business combination. There is, however, no assurance any business combination will ever be completed, and the company continues to seek other possible candidates.

On February 27, 2006 a note payable (Affinity Note) in the amount of $50,000 was issued to Affinity Financial Group, Inc. for monies loaned to the Company. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006.

On February 28, 2006 Affinity Financial Group, Inc. invoiced the company $25,000 for consulting fees related to the possible merger with Dental Spas. As of March 31, 2006, the Company has paid $22,500 of these fees and has recorded the remaining $2,500 as a current liability.

On April 25, 2006   a note payable (Morden  Note)  was  issued  to a company
director Rex A. Morden for $10,000 loaned to the company. The Morden Note is at an interest rate of eight percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006.

The original Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of common stock. Currently, there are twenty million (20,000,000) shares of common stock at par value of $0.001 per share. The Articles of Incorporation of the Company, subsequently amended in March 1999, authorized the issuance of ten thousand (10,000) shares of preferred stock at par value of $40.00 per share.

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

Employees
---------

The Company currently has two (2) employees: one President, and one Secretary/Treasurer. The Company has no intention at this time to add employees. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company does not have employment agreements in place with each of its officers.

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

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(i) Market Information
----------------------

The common stock of the Company is currently quoted on the OTC Bulletin Board Pink Sheets under the stock symbol: MTNT. There has been little or no trading activity and the market for the Company's Common Stock is extremely limited at present. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                        Price Range
                                                       -------------
                                                        High    Low
                                                        ----    ---
2005:
        First Quarter (January 1 - March 31).......    1.05     0.05
        Second Quarter (April 1 - June 30).........    1.01     0.15
        Third Quarter (July 1 - September 30)......    1.00     1.00
        Fourth Quarter (October 1 - December 31)...    1.05     0.30
2006:
        First Quarter (January 1 - March 31).......    5.00     0.75

(ii) Holders
------------

The number of holders of record of common stock as of June 15, 2006 was eight hundred thirty-eight (838).

(iii) Dividends
---------------
Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------
On July 3, 2003 the Board and shareholders of Wolfstone effected a 1-for-50 -share reversal resulting in a total of 73,500 shares of common stock outstanding remaining in Wolfstone. Additionally, the Board issued 4,000,000 shares of common stock to Mobile Nation, Inc. in anticipation of a proposed merger of the two companies. The proposed merger that caused the issuance of the 4,000,000 shares of common stock to Mobile Nation was rescinded in October 2003, and 3,520,000 shares of common stock were returned to the treasury and cancelled.

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

(i) General
-----------

Mobile Nation will continue to devote the major portion of its resources to developing a business strategy to either purchase or merge with a business enterprise that will benefit the Company. There can be no assurance that we will have or create the ability to manage our operations, including the amount and timing of capital expenditures and other costs relating to the expansion of our operations, compete with the introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources, and overcome our inability to attract, retain and motivate qualified personnel and address general economic conditions.

The Company has not achieved profitability to date and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2005 and 2006, we had an accumulated deficit of approximately $378,999 and $454,975 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(ii) Results of Operations
--------------------------

The Company has not generated any revenues from operations since its inception on March 15, 1990. We have scaled operations down to a minimum and we are now actively searching for a merger candidate and/or a significant acquisition.

In our opinion, we do not have the available funds to satisfy our working capital requirements and we need to raise additional capital to conduct our operations. Such additional capital may be raised through public or private financing as well as by borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may have to contemplate a plan of reorganization and/or liquidation in the event that we do not acquire financing.

We are not currently conducting any research and development activities, other than the search for a merger candidate. We do not anticipate conducting any other such activities in the foreseeable future. We also do not currently plan to expend any significant funds on capital expenditures or hiring of additional employees within the next twelve months.

(iii) Liquidity and Capital Resources
-------------------------------------

We have little or no cash available to operate and will rely on the current officers and directors to provide monies as needed to maintain our operations as we seek and evaluate business opportunities.

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

(iv) Effect of Inflation
---------------------------
Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2005 and 2006. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

        We have no history of significant revenues, have incurred recurring losses, and expect to continue to incur losses in the future and may never achieve profitably.

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal year ended March 31, 2006, we had an accumulated deficit of $454,975. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

        Our independent auditors have issued a report questioning our ability
        to continue as a going concern.   This report may impair our ability
        to raise additional financing and adversely affect the price of our common stock.


The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2006 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

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

ITEM 7.  FINANCIAL STATEMENTS

                    C O N T E N T S
                    ---------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................1

BALANCE SHEET.................................................................2

STATEMENTS OF OPERATIONS......................................................3

STATEMENTS OF STOCKHOLDERS' DEFICIT.........................................4-6

STATEMENTS OF CASH FLOWS......................................................7

NOTES TO FINANCIAL STATEMENTS..............................................8-14

  Report of Independent Registered Public Accounting Firm
             Turner Stone & Company, LLP
              12700 Park Central Drive
                    Suite 1400
                 Dallas, Texas 75251
             ----------------------------

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Mobile Nation, Inc., (the Company) (a development stage company) as of March 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2006 and 2005 and for the period March 15, 1990 (inception) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc., at March 31, 2006, and the results of its operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


Certified Public Accountants
June 13, 2006

                       MOBILE NATION, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                          MARCH 31, 2006

                             Assets
                             ------

Current assets:

        Cash                              $       1,272
                                                =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:

   Accounts payable, AFG, a related party             $ 2,500
   Accrued interest payable, a related party           31,213
   Note payables, directors                            57,500
   Notes payable, AFG, a related party                 67,500
   Convertible note payable, AFG a related party       75,000
                                                 ------------
                Total current liabilities             233,713
                                                 ------------
Commitments and Contingencies

Stockholders' equity:

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                           574
        Additional paid-in capital                  221,960
        Deficit accumulated during the
        development stage                           (454,975)
                                                 ------------
               Total Stockholder's Equity           (232,441)
                                                 ------------
 Total Liabilities and Stockholders'
    Equity                                       $     1,272
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                             MOBILE NATION, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                  AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                            THROUGH MARCH 31, 2006

                                                                           Cumulative
                                              2006            2005        from Inception
                                         -------------- --------------- ----------------
Revenues                                 $      -       $       -       $       -
                                          -------------  --------------  ---------------

Operating expenses:

        General and administrative            85,976         28,373     464,975
                                          -------------  --------------   --------------
Operating loss                             (  85,976)    (   28,373 )      ( 464,975)
                                          -------------  --------------   --------------
Other income               10,000            -       10,000
               -------------  --------------   --------------
Loss before provision for income taxes     (  75,976)    (   28,373 )      ( 454,975)
                                          -------------  --------------   --------------
Provisions for income taxes                     -               -               -
                                          -------------  --------------   --------------
Net loss                                 $ (  75,976)    (   28,373 )     $( 454,975)
                                          ============= ===============   ==============


Net loss per share:

        Basic and diluted                $ (     0.13)    $(    0.05)    $(    4.56)


The accompanying notes are an integral part of the financial statements.


                                                  MOBILE NATION, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                THROUGH MARCH 31, 2006

                                                                                                    Additional
                                                  Preferred Stock        Common Stock         Paid-In   Accumulated
                                               Shares    Amount       Shares      Amount      Capital     Deficit     Total
                                               ------    ------       ------      ------      -------   -----------   -----
Balance at March 15, 1990                                $    -         40      $    -      $    370      $(295)     $  75

Common stock issued for
        services                                                       352           _         2,424                 2,424

Acquire oil and gas properties                 7,000    280,000        493           1    82,807,828            83,087,829

Additional capital contributed                                                                 22,286               22,286

Fair value of salaries donated                                                                151,500              151,500

Reclassify common stock for
    repurchase obligation                                               (1)                  (212,500)            (212,500)

Rescission of oil and gas purchase:
Common stock shares not
     returned in lieu of services              (7,000) (280,000)                           (82,804,200)        (83,084,200)
Cancellation of repurchase
    obligation                                                         1                       212,500             212,500

The accompanying notes are an integral part of the financial statements.





                                                     MOBILE NATION, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                    THROUGH MARCH 31, 2006

                                                                                       Additional
                                           Preferred Stock               Common Stock   Paid-In      Accumulated
                                      Shares         Amount       Shares    Amount      Capital        Deficit        Total
                                      ------         ------       ------    ------      -------      ------------     -----
Issuance of preferred stock
        for services                 1,100,000       2,200                                                            2,200


Common stock for services                -             -           27,741        28       9,972                      10,000

Conversion of preferred stock       (1,100,000)    (2,200)         44,874        45       2,155                          -

Stockholder advances contributed
     as additional paid in capital       -            -              -           -       22,725                      22,725

Issuance of shares for acquisition
  Of Mobile Nation, Inc.                 -            -         3,520,000     3,520      31,680                      35,200

Common stock for services                -            -           480,000       480       4,320                       4,800

The accompanying notes are an integral part of the financial statements.






                                                  MOBILE NATION, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                  THROUGH MARCH 31, 2006


                                                                                     Additional
                                           Preferred Stock             Common Stock   Paid-In      Accumulated
                                      Shares         Amount     Shares    Amount      Capital        Deficit     Total
                                      ------         ------     ------    ------      -------     ------------  -------

Shares returned to treasury                -              -  (3,520,000)   (3,520)    (31,680)              -   (35,200)

Common stock for services                  -              -       20,000        20       1,980              -     2,000

Net Loss                                   -              -            -         -           -      (350,331)  (350,331)
                                      -------       --------  -----------  --------   ---------     ---------- ----------
Balance at March 31, 2004                 -       $      -      573,500  $   574    $221,360       $(350,626) $(128,692)

Additional capital contributed                                                           600                        600

Balance at March 31, 2005                 -       $      -      573,500  $   574    $221,960       $(378,999) $(156,465)

Net Loss                                  -              -            -         -           -       (75,976)    (75,976)
                                    -------       --------  -----------  --------   ---------      ---------- ----------
Balance at March 31, 2006                 -       $      -      573,500  $   574    $221,960       $(454,975) $(232,441)
                                    =======       ========  ============  =======   =========      ========== ==========



                                                    MOBILE NATION, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                  THROUGH MARCH 31, 2006


                                                                     Cumulative
                                              2006         2005      from Inception
                                           ---------     --------    --------------
Cash flows from operating activities:

Net loss                                    $(75,976)    $(28,373)   $(  454,975)

Adjustment to reconcile net loss to net
   cash used in operating activities:
   Fair value of salaries donated as capital     -             -         151,500
   Common stock issued for services              -           6,800        25,053
   (Increase) decrease in prepaid expenses     2,024     (   2,024)           -
   Increase (decrease) in accounts payable     2,500     (    794 )        2,500
   Increase (decrease) in accrued interest
     payable                                  13,271        10,990        31,213
                                           -----------   -----------   -------------
     Net cash used in operating activities   (58,181)     (20,201)      (244,709)

Cash flows from investing activities:
   Advances from stockholders                    -             -          22,725
                                           -----------   -----------   -------------
   Net cash provided by investing activities     -             -          22,725
                                           -----------   -----------   -------------
Cash flows from financing activities:
   Contributed capital                           -            600         23,256
   Proceeds from notes payable, AFG            57,500       17,500         75,000
   Repayment of Notes Payable, AFG            (7,500)                     (7,500)
   Proceeds from convertible note payable,
    AFG                                          -             -          77,700
   Repayments of convertible note payable        -         (2,700)        (2,700)
   Proceeds from note payable, directors'      2,500        5,000         57,500
                                           -----------   -----------   -------------
   Net cash provided by financing activities  52,500       20,400        223,256
                                           -----------   -----------   -------------
Net increase (decrease)in cash               ( 5,681)         199          1,272

Cash at beginning of period                    6,953        6,754            -
                                           -----------   -----------   -------------
Cash at end of year                        $   1,272     $  6,953      $   1,272
                                           ===========   ===========   =============

                                     Supplemental Schedule of Non-Cash Investing
                                             and Financing Activities

  Conversion of stockholder advances to
   additional paid-in capital             $      -      $        -     $  22,725

  Issuance of common stock in
   exchange for services                  $      -      $        -     $  25,053

  Fair value of salaries donated
    as capital                            $     -       $       -      $ 151,500

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy (see below). On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares (295,408 pre split) in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999 and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is in the development stage and is currently assessing various business options and strategies.

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

Business combinations and subsequent rescission

During April 1999, the Company acquired oil and gas properties through two subsidiaries in transactions accounted for as purchases as described below. In both acquisitions, the purchase price was allocated to the fair values of the assets acquired with no portion of the purchase price allocated to goodwill.

The Company acquired 100% of the outstanding common stock of Texas International Petroleum, Inc. (TIP), a Texas corporation, on April 3, 1999, in exchange for 2,000,000 common stock shares and 2,000 Class B preferred shares valued at $40 per share. TIP owned oil and gas properties.

TIP acquired 100% of the outstanding common stock of Subsurface Energy Corp.
(SEC), a Texas corporation, on April 9, 1999 in exchange for 1,628,727 TIP Class A preferred convertible shares valued at $20 per share and 5,000 Class B preferred shares of the Company valued at $40 per share. The conversion rate was 1:1 and entitled the stockholder to convert into common stock shares of the Company.

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


On June 6, 1999, stockholders of the TIP Class A preferred stock converted their shares into 1,628,727 shares of the Company's common stock. However, the Company was not able to raise sufficient capital to support the planned drilling program involving the oil and gas properties acquired and formal oil and gas operations were never commenced. As a result, in April 2000, the parties to the above purchase transactions entered into an agreement to rescind the purchase transactions with all securities issued by the Company being returned to the Company and the oil and gas properties acquired being returned to TIP and SEC with no claims or rights to the oil and gas properties.

In June 2003, 4,000,000 shares of common stock were issued in a merger/acquisition with Mobile Nation, Inc. On July 23, 2003, the Board of Directors consummated the merger and changed the name to Mobile Nation, Inc.
In connection with this merger, the Board authorized a 50 to 1 reverse split of its common stock. In September 2003, Mobile Nation was unable to raise sufficient capital to secure key assets essential to the merger and, on October 13, 2003, 3,520,000 shares were returned with no claims or rights.

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

Asset Purchase Agreement and subsequent termination

On May 4, 2004, the Company entered into an Asset Purchase Agreement (Agreement) pursuant to Section 363 of the United States Bankruptcy Code to purchase the Assets of Lodging & Gaming Systems, Inc. (LGS) and Gamet Technologies, Inc. (GAMET). Both companies are incorporated in the State of Nevada. LGS and GAMET are in the business of developing, manufacturing and selling software technologies for casino management systems and operations.

On December 29, 2003, LGS and GAMET (collectively referred to as Debtor) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.

On July 23, 2004, upon completing extensive due-diligence the Company terminated the Asset Purchase Agreement dated May 4, 2004 between GAMET Technology, Inc. and Lodging & Gaming Systems, Inc.

Potential Merger and Acquisition Candidates

On October 7, 2005, the Company entered into a letter of intent ("LOI") with a potential merger candidate. In accordance with the terms of the LOI the Company received a non-refundable deposit in the amount of $10,000. The proposed transaction was never consummated. The agreement was terminated after a 30 day time period as outlined in the terms of the agreement. Because the Company incurred no expenses related to the transaction, the amount was recorded as other income.

page>F-9



    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On February 27, 2006, the Company entered into a LOI with Dental Spas LLC., (Dental Spas) as a potential merger candidate. As of the date of this filing the proposed transaction has yet to be consummated. Additionally, the "LOI" expired after a 60 day time period as outlined in the terms of the agreement and there are currently no binding agreements between the parties, though the Company is still working with Dental Spas to seek a possible business combination. There is, however, no assurance any business combination will ever be completed. Therefore, acquisition costs of $50,000 related to this LOI have been expensed in the accompanying statements of operations.

During the year ended March 31, 2006 the Company has had discussions with several other potential merger candidates. The Company has endeavored to find a suitable and qualified business as a candidate for a possible merger and/or acquisition. At this time, the Company is still in discussions with these candidates although no formal agreements have been reached.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2006 has no business operations and has a net working capital deficiency. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended March 31, 2006 and 2005 or during the period March 15, 1990 (inception) through March 31, 2006.

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

For the years ended March 31, 2006 and 2005, and for the period March 15, 1990 (inception) through March 31, 2006, basic loss per share amounts are based on 573,500, 573,500 and 99,872, respectively, weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of the convertible preferred stock shares and the convertible note payable as the effect would be antidilutive.

2.CAPITAL STRUCTURE DISCLOSURES

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

On September 10, 2000, the Company issued 1,100,000 shares of convertible preferred stock. The holders of the convertible preferred stock could convert each such share of convertible preferred stock into 2 shares of common stock. No other rights or preferences were established. The obligation resulted from services performed in the amount of $2,200 in connection with officers/directors maintaining and funding the ongoing expenses of the Company. It was subsequently determined that the preferred issuance, as approved in the minutes of the Company did not fall within the authorized capital structure of the Company and the obligation was restructured to match the intent of the preferred shares issuance, which would have resulted in 55 preferred shares being issued. During the year ended March 31, 2003, all convertible preferred stock was converted to 44,874 common stock shares and no preferred stock shares remain outstanding.

Stock options and warrants

As of March 31, 2006 and during the period March 15, 1990 (inception) through March 31, 2006, the Company had not adopted any employee stock option plans and no other stock options or warrants have been granted or issued.

3.COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by AFG (Note 4). The fair rental value of this space provided is not material. At March 31, 2006, the Company was not obligated under any noncancelable operating or capital lease agreements.

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. However, the Company is currently not a party to any legal proceeding, pending or threatened.

4.  RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the period March 15, 1990 (inception) through March 31, 2006, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. As of March 31, 2006, accrued interest payable totaled $7,125.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At March 31, 2006, accrued interest payable totaled $607.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This notes bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At March 31, 2006, accrued interest payable totaled $67.

In April 2006, the Company received $10,000 from the Company's president and director. This note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At March 31, 2006, accrued interest payable totaled $2,033.

During the year ended March 31, 2006, the Company received and repaid a total of $7,500 from AFG. The note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. At March 31, 2006, accrued interest payable totaled $117.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At March 31, 2006, accrued interest payable totaled $438.

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005,
$2,700 of this amount was repaid.   The note is unsecured, due upon demand and
is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. On May 23, 2006, the due date on this note was extended to December 31, 2006. At March 31, 2006, accrued interest payable totaled $20,826.

Consulting agreement with AFG

During the year ended March 31, 2006, AFG billed the Company $25,000 for consulting fees related to the possible merger with Dental Spas (Note 1). As of March 31, 2006, the Company has paid $22,500 of these fees and has recorded the remaining $2,500 as a current liability.

5.  INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2006 the Company had a deferred tax asset totaling approximately $155,000 which relates to the Company's cumulative net operating loss carry forward totaling approximately $424,000 and timing differences relating to the deductibility of accrued interest to related parties. This deferred tax asset has been fully offset by a valuation allowance. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's ability to utilize the net operating losses could be reduced.

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2006 and 2005 and for the period March 15, 1990 (inception) through March 31, 2006.
<table>                                                                     Period March 15, 1990
                                           Year Ended          Year Ended   (inception) through
                                          March 31, 2006    March 31, 2005    March 31, 2006
                                          ---------------   --------------  --------------------
Tax benefit computed at statutory rate    $(   25,832)       $(   9,647)     $( 154,692)
Decrease in valuation allowance                25,832             9,647         154,692
                                          ---------------   --------------  --------------------
                                          $      -           $    -          $    -
                                          ===============   ==============  ====================

The Company uses the accrual method of accounting for income tax reporting purposes. At March 31, 2006, the significant components of the Company's deferred tax asset are summarized as follows:
  Deferred tax assets:

  Interest on related party debt            $ 10,612
  Net operating loss carry forwards          144,080
  Less valuation allowance                  (154,692)
                                           ----------
  Net deferred tax asset                   $       -
                                           ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B - Others

None
                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.

Name                             Age                   Position
--------                        -----           ---------------------------
Rex Morden                        55            President, CEO, and Director

Chancey White                     32            Secretary, Director

Christopher William
 ("C.W.") Gilluly,                59            Director

B.  Director's and Officer's Experience

Rex A. Morden, President, Chief Executive Officer, Director Mr. Morden has been a successful entrepreneur for over thirty-five years with extensive experience working with start-up, development stage, and middle market companies in a variety of industries. He has provided management and investment banking expertise in overseeing the formation, initial funding, and SEC fillings of several publicly traded companies. He is the founder of Affinity Financial Group, Inc a Nevada-based consulting firm predominantly acting as advisors to companies seeking liquidity, mergers and acquisitions. Mr. Morden has held privileged licenses in Gaming, and series 7 and 63 Securities licenses.

Chancey White, Secretary, Director, Ms. White began her professional career heading up public relations and overseeing the daily operations for the corporate offices of Harvard Scientific Corp, a publicly traded biotech company. Ms. White also handled public relations, marketing strategies, and business development for The Effects Network, a privately held Nevada corporation providing specialty design and fabrications for the gaming, tourism, and entertainment industries. Ms. White was the director of business development for The Keith Companies, Inc. a NASDAQ listed engineering & consulting services firm based on the west coast. Additionally Mrs. White was Vice President of Plise Development and Construction, LLC, a Nevada based company that specializes in the development and construction of professional/medical office, warehouse and retail space. Ms. White currently owns her own consulting firm, which provides consulting services to several commercial developers in the Las Vegas area. Ms. White graduated from the University of Nevada, Las Vegas majoring in Communications Studies and Public Relations.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

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

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2006. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial ownership of the Company's outstanding common stock as of June 1, 2006, by each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of June 1, 2006 are deemed to be outstanding and beneficially owned.

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

A note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $75,000, which was loaned to the Company in July 2003. The note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% market price of the stock at the time of the conversion.

A note payable (Gilluly Note) was issued to a company director, C.W. Gilluly for $50,000 loaned to the company on October 27, 2003. The Gilluly Note is at an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2006

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On March  21, 2005  a note   payable (Affinity  Note)  was  issued to  Affinity
Financial Group, Inc. for $12,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On August 4, 2005 a note   payable (Affinity  Note)  was  issued to  Affinity
Financial Group, Inc. for $7,500 loaned to the company. The Affinity Note was at an interest rate of eight percent (8%) per annum. On October 11, 2005 the note was paid in full.

On September 26, 2005 a note payable (Morden Note) was issued to a company director Rex A. Morden for $2,500 loaned to the company. The Morden Note is an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.

On February 27, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $50,000 loaned to the company. The Affinity
Note is at an interest rate of eight percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006.

On February 28, 2006 Affinity Financial Group, Inc. invoiced the company $25,000 for consulting fees related to the possible merger with Dental Spas. As of March 31, 2006, the Company has paid $22,500 of these fees and has recorded the remaining $2,500 as a current liability.

On April 25, 2006   a note payable  (Morden  Note)  was  issued  to a company
director Rex A. Morden for $10,000 loaned to the company. The Morden Note is an interest rate of eight percent (10%) per annum and is due in full with all accumulated interest on December 31, 2006.

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

                              2006              2005
                            --------        --------
    Audit Fees              $18,112         $ 13,788
    Audit - Related Fees    $     0         $      0
    Tax Fees                $ 2,000         $  2,000
    All Other Fees              --              --
                            --------        --------
    Total                   $20,112         $ 15,788

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2006               MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal financial and
                                   executive officer) officer)

Dated: June 29, 2006               BY:  \S\  CHANCEY WHITE
                                   --------------------------
                                   Chancey White
                                   Secretary and Director
                                   (principal accounting officer)

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