Form 10QSB
period 2006-06-30
MOBILE NATION INC
filed 2006-08-11
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2006

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of August 8, 2006.

================================================================================

                          PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements..............................................F-1
          Balance Sheet (unaudited).........................................F-1
          Statements of Operations (unaudited)..............................F-2
          Statements of Cash Flows (unaudited)..............................F-3
          Notes to Financial Statements...................................F-4-7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................3

Item 3. Controls and Procedures...............................................6

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................7

Item 2.   Changes in Securities and Use of Proceeds...........................7

Item 3.   Defaults upon Senior Securities.....................................7

Item 4.   Submission of Matters to a Vote
           of Security Holders................................................7

Item 5.   Other Information...................................................7

Item 6.   Exhibits and Reports on Form 8-K....................................8

Signatures....................................................................8

PART I. FINANCIAL INFORMATION

                         MOBILE NATION, INC
                    (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         -------------
                         June 30, 2006
                         -------------

                             Assets
                             ------
Current assets:
        Cash                                    $       6,287
                                                 ------------
Total current assets                                    6,287
                                                -------------
Total assets                                    $       6,287
                                                =============

             Liabilities and Stockholders' Equity (Deficit)
             ---------------------------------------------

Current liabilities:

        Accounts payable, trade                 $      5,884
        Accounts payable, AFG, related party           2,500
        Accrued interest, related parties             35,951
        Note payable, directors                       67,500
        Note payable, AFG, a related party            67,500
   Convertible note payable, AFG a related party      75,000
                                                 ------------
Total current liabilities                            254,335
                                                 ------------
Total liabilities                                    254,335
                                                 ------------

Commitments and contingencies                           -

Stockholders' Equity (Deficit):

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                           574
        Paid-in capital in excess of par             221,960
        Deficit accumulated during the
        development stage                           (470,582)
                                                 ------------
Total Stockholder's Equity (Deficit)                (248,048)
                                                 ------------
Total Liabilities and
Stockholder's Equity (Deficit)                   $     6,287
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                                        For the                       From
                                                   Three months ended             March 15, 1990
                                                        June 30,                (Inception) to
                                                  2006             2005          June 30, 2006
                                                ----------      -----------       --------------
                                               (unaudited)      (unaudited)        (unaudited)
 Revenues                                      $    -           $    -             $      -

Operating expenses:

      General and administrative                  15,607         18,561               470,582

                                              --------------   --------------     --------------
Operating loss                                   (15,607)       (18,561)             (470,582)
                                              --------------   --------------     --------------
Loss before income taxes                         (15,607)       (18,561)             (470,582)
                                              --------------   --------------     --------------
Provisions for income taxes                           -               -                   -
                                              ---------------- ---------------    --------------
Net loss                                       $ (15,607)        (18,561)          $ (470,582)
                                              ================ ===============    ==============

Net loss per share:
     (restated):
      Basic                                    $    (0.027)      $ (0.03)           $    (4.39)
      Diluted                                  $    (0.027)      $ (0.03)           $    (4.39)

Weighted Shares Outstanding

      Basic                                        573,500         573,500             107,091
      Diluted                                      573,500         573,500             107,091


                   The accompanying notes are an integral part of the financial statements.


                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                          From
                                                   Three months ended               March 15, 1990
                                                         June 30,                   (Inception) to
                                                  2006             2005             June 30, 2006
                                                ----------     -----------          --------------
                                               (unaudited)     (unaudited)           (unaudited)
Cash flows from operating activities:

    Net loss                                    $ (15,607)   $ (18,561)             $(470,582)
Adjustment to reconcile net loss to net
   cash used in operating activities:
      Increase (decrease) in prepaid expenses         -          2,024                    -
      Increase (decrease) in accounts payable       5,884        7,320                  8,384
      Increase (decrease) in accrued interest       4,738        3,075                 35,951
      Fair value of salaries donated as capital       -             -                 151,500
      Common stock issued for services                -             -                  25,053
                                               ------------    ------------         -------------
     Net cash used in operating activities         (4,985)      (6,142)              (249,694)
                                               ------------    ------------         -------------
     Cash flows from investing activities:
      Advances from stockholders                      -             -                  22,725
                                               ------------    ------------         -------------
     Net cash provided by investing activities        -             -                  22,725
                                               ------------    ------------         -------------
     Cash flows from financing activities:
      Contributed capital                             -             -                  23,256
      Proceeds from note payable, directors        10,000           -                  67,500
      Proceeds from note payable, AFG                 -             -                  67,500
      Proceeds from convertible note payable          -             -                  77,500
      Repayments of convertible note payable          -                                (2,700)
                                               ------------    ------------         -------------
     Net cash provided by financing activities      10,000          -                 233,256
                                               ------------    ------------         -------------
Net increase (decrease) in cash                     5,015        (6,142)                6,287

Cash at beginning of period                         1,272         6,953                   -
                                               ------------    ------------         -------------
Cash at end of period                          $    6,287      $    811             $   6,287
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2006, the Company has not recognized any substantial revenue to date (Note 5) and has accumulated operating losses of approximately $470,582 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.  RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through June 30, 2006, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. As of June 30, 2006, accrued interest payable totaled $7,875.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At June 30, 2006, accrued interest payable totaled $706.99

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This notes bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At June 30, 2006, accrued interest payable totaled $129.49.

In April 2006, the Company received $10,000 from the Company's president and director. This note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. At June 30, 2006, accrued interest payable totaled $200.01.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A.
Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At June 30, 2006, accrued interest payable totaled $2,383.01

During the year ended March 31, 2006, the Company received and repaid a total of $7,500 from AFG. The note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. At June 30, 2006, accrued interest payable totaled $267.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At June 30, 2006, accrued interest payable totaled $1688.01.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. The note bears interest at 10% per annum. On May 23, 2006, the due date on this note was extended to December 31, 2006. At June 30, 2006, accrued interest payable totaled $22,576.

Consulting agreement with AFG

During the year ended March 31, 2006, AFG billed the Company $25,000 for consulting fees related to the possible merger with Dental Spas (Note 1). As of June 30, 2006, the Company has paid $22,500 of these fees and has recorded the remaining $2,500 as a current liability.

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

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On February 27, 2006, the Company entered into a LOI with Dental Spas LLC., (Dental Spas) as a potential merger candidate. Pursuant to the terms of the agreement the "LOI" expired on May 1, 2006. There are currently no binding agreements between the parties, though the Company is still working with Dental Spas to seek a possible business combination. There is however, no assurance any business combination will ever be completed.

During the period ended June 30, 2006 the Company has had discussions with other potential merger candidates. The Company has endeavored to find a suitable and qualified business as a candidate for a possible merger and/or acquisition. However, no assurance can be made the Company will be successful in completing a merger and/or acquisition.

<pageF-7

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

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2006.

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

Company Overview

We were incorporated in the State of Delaware on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the previously filed bankruptcy proceeding, when we emerged from bankruptcy it did not qualify for fresh start accounting. Accordingly, we have a limited operating history upon which an evaluation of our current business and its prospects, can be based, all of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 30, 2006 we had an accumulated deficit of $470,582. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended June 30, 2006. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2006, we did not generate any substantial revenues (Note 5).

In our most recent three month operating period ended June 30, 2006, we did not generate any substantial revenues. During the three months ended June 30, 2006 we had no business activity and had a net loss of $15,607 as compared to net loss $18,561 for the same period ending June 30, 2005. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $4,738 and $3,075 for the quarters ended June 30, 2006 and 2005, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2006. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 11, 2005                     MOBILE NATION, INC.

                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: August 11, 2005                     BY:  \S\  CHANCEY WHITE
                                           --------------------------
                                           Chancey White
                                           Secretary and Director
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