Form 10QSB
period 2006-09-30
MOBILE NATION INC
filed 2006-11-14
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of November 15, 2006.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE

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

Item 4.   Submission of Matters to a Vote
           of Security Holders................................................7

Item 5.   Other Information...................................................7

Item 6.   Exhibits and Reports on Form 8-K....................................8

Signatures....................................................................8

PART I. FINANCIAL INFORMATION

                         MOBILE NATION, INC
                    (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         -------------
                         September 30, 2006
                         -------------

                             Assets
                             ------

Current assets:

        Cash                                    $       5,325
                                                 ------------
Total current assets                                    5,325
                                                -------------
Total assets                                    $       5,325
                                                =============

                   Liabilities and Stockholders' Equity (Deficit)
                   ---------------------------------------------

Current liabilities:

        Accounts payable, trade                 $        -
        Accounts payable, AFG, related party           2,500
        Accrued interest, related parties             40,726
        Note payable, directors                       67,500
        Note payable, AFG, a related party            75,000
   Convertible note payable, AFG a related party      75,000
                                                 ------------
Total current liabilities                            260,726
                                                 ------------
Total liabilities                                    260,726
                                                 ------------

Commitments and contingencies

Stockholders' Equity (Deficit):

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                  -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                           574
        Paid-in capital in excess of par             221,960
        Deficit accumulated during the
        development stage                           (477,935)
                                                 ------------
Total Stockholder's Equity (Deficit)                (255,401)
                                                 ------------
Total Liabilities and
Stockholder's Equity (Deficit)                   $     5,325
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Six months ended            March 15, 1990
                                    September 30,             September 30,               (Inception) to
                                   2006         2005       2006          2005          September 30, 2006
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
Revenues                        $    -      $    -        $   -      $     -               $    -

Operating expenses:

      General and administrative   2,579       2,295       13,448        17,781             454,975
      Interest expense             4,775       3,195        9,513         6,270              40,726
                               ------------ ------------  ------------ ------------       --------------
Total operating expenses           7,354       5,490       22,961        24,051             477,935
                              ------------- ------------  ------------ ------------       --------------
Loss before income taxes          (7,354)     (5,490)     (22,961)      (24,051)           (477,935)
                              ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net loss                      $   (7,354)     (5,490)     $(22,961)     $(24,051)        $ (477,935)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                     $ (0.01)      $(0.01)     $ (0.04)      $ (0.04)        $   (4.19)
      Diluted                   $ (0.01)      $(0.01)     $ (0.04)      $ (0.04)        $   (4.19)

Weighted Shares Outstanding

      Basic                      573,500      573,500      573,500         573,500           114,168
      Diluted                    573,500      573,500      573,500         573,500           114,168


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Six months ended                  March 15, 1990
                                                     September 30,                   (Inception) to
                                                  2006             2005             September 30, 2006
                                                ----------     -----------          ------------------
                                               (unaudited)     (unaudited)             (unaudited)
Cash flows from operating activities:

Net loss                                       $ (22,961)     $   (24,051)          $    (477,935)
Adjustment to reconcile net loss to net
     cash used in operating activities:
      Increase (decrease) in prepaid expenses         -             2,024                     -
      Increase (decrease) in accounts payable         -                -                     2,500
      Increase (decrease) in accrued interest       9,514           6,270                   40,114
      Fair value of salaries donated as capital       -                -                   151,500
      Common stock issued for services                -                -                    25,053
                                               ------------    ------------          -------------
     Net cash used in operating activities         (13,447)        (15,757)               (258,156)
                                               ------------    ------------          --------------
     Cash flows from investing activities :
      Advances form stockholders                      -                -                    22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                -                    22,725
                                               ------------    ------------          --------------
     Cash flows from financing activities:
      Contributed capital                             -               -                     23,256
      Proceeds from note payable, directors        10,000           2,500                   67,500
      Proceeds from notes payable, AFG              7,500           7,500                   75,000
      Proceeds from convertible note payable          -               -                     75,000

                                               ------------    ------------          --------------
     Net cash provided by financing activities      17,500          10,000                 263,481
                                               ------------    ------------          --------------
Net increase (decrease) in cash                      4,053         (5,757)                   5,325

Cash at beginning of period                          1,272          6,953                      -
                                               ------------    ------------          --------------
Cash at end of period                            $   5,325    $     1,196           $        5,325
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

2.  BASIS OF PRESENTATION

The accompanying un-audited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the above accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006. The results of operations for the three months and six months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2006, the Company has not recognized any substantial revenue to date and has accumulated operating losses of $477,935 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance operations and continue to seek business opportunities and/or acquisition candidates.
While the Company is expending its best-efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.  RELATED PARTY TRANSACTIONS


Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. As of September 30, 2006, accrued interest payable totaled $8,625.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At September 30, 2006, accrued interest payable totaled $807.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This notes bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At September 30, 2006, accrued interest payable totaled $192.

In April 2006, the Company received $10,000 from the Company's president and director. This note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. At September 30, 2006, accrued interest payable totaled $400.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2006. At September 30, 2006, accrued interest payable totaled $2,733.

During the year ended March 31, 2005, the Company received and repaid the principle amount of $7,500 from AFG. The note bore interest of 8% per annum, was unsecured and was due on or before December 31, 2005. At September 30, 2006, the accrued interest payable totaled $267.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At September 30, 2006, accrued interest payable totaled $2938.

In July, 2006 the Company received $7,500 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. At September 30, 2006, accrued interest payable totaled $187.50

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. The note bears interest at 10% per annum. On May 23, 2006, the due date on this note was extended to December 31, 2006. At September 30, 2006, accrued interest payable totaled $24,577.

Consulting agreement with AFG

During the year ended March 31, 2006, AFG billed the Company $25,000 for consulting fees related to the possible merger with Dental Spas (Note 1). As of September 30, 2006, the Company has paid $22,500 of these fees and has recorded the remaining $2,500 as a current liability.

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

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On February 27, 2006, the Company entered into a letter of intent ("LOI") with Dental Spas LLC., (Dental Spas) as a potential merger candidate. Pursuant to the terms of the agreement the "LOI" expired on May 1, 2006. There are currently no binding agreements between the parties.

During the period ended September 30, 2006 the Company has had discussions with several potential merger candidates. The Company has endeavored to find a suitable and qualified business as a candidate for a possible merger and/or acquisition. However, no assurance can be made the Company will be successful in completing a merger and/or acquisition.

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

The last aborted merger/acquisition occurred in June 2003 between Wolfstone and Mobile Nation, Inc., (Mobile Nation) was issued 4,000,000 shares of common stock. The new business plan for the Company involved the vision of providing portable wireless broadband services, utilizing "advanced wireless" technologies. The management of Mobile Nation assumed substantial control of Wolfstone and the company's name changed to Mobile Nation, Inc.

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

At this same time in October, 2003, five of the then directors tendered their resignations A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was effected and members of the Board of Directors retained the 480,000 pre-stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

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

Company Overview

We were incorporated in the State of Delaware on March 15, 1990. Because there was no change in the stockholder ownership interests as a result of the previously mentioned filed bankruptcy proceeding, when we emerged from bankruptcy it did not qualify for fresh start accounting. Accordingly, we have a limited operating history upon which an evaluation of our current business and its prospects, can be based, all of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. We are considering various business plans and are currently developing other business strategies.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September 30, 2006 we had an accumulated deficit of $477,935. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended September 30, 2006. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the six month period ended September 30, 2006, we did not generate any substantial revenues.

In our most recent six month operating period ended September 30, 2006, we did not generate any revenues. During the six months ended September 30, 2006 we had no business activity and had a net loss of $22,960 as compared to net loss $24,051 for the same period ending September 30, 2005. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $4,775 and $3,195 for the quarters ended September 30, 2006 and 2005, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September 30, 2006. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2006                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: November 14, 2006                   BY:  \S\  CHANCEY WHITE
                                              --------------------------
                                           Chancey White
                                           Secretary and Director
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