Form 10QSB
period 2006-12-31
MOBILE NATION INC
filed 2007-02-20
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2006

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

                         PART I - FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements................................................F-1
          Balance Sheet (unaudited)...........................................F-1
          Statements of Operations (unaudited)................................F-2
          Statements of Cash Flows (unaudited)................................F-3
          Notes to Financial Statements.....................................F-4-7

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

Item 4.   Submission of Matters to a Vote
           of Security Holders................................................7

Item 5.   Other Information...................................................7

Item 6.   Exhibits and Reports on Form 8-K....................................8

Signatures....................................................................8

PART I. FINANCIAL INFORMATION

                         MOBILE NATION, INC
                    (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         -------------
                         December 31, 2006
                         -------------

                             Assets
                             ------

Current assets:

        Cash                                    $      43,045
                                                 ------------
Total current assets                                   43,045
                                                -------------
Total assets                                    $      43,045
                                                =============

                   Liabilities and Stockholders' Equity (Deficit)
                   ---------------------------------------------

Current liabilities:

   Accounts payable, trade                       $       -
   Accounts payable, related party                       -
   Accrued interest, related parties                   45,514
   Note payable, directors                             67,500
   Note payable, AFG, a related party                  75,000
   Convertible note payable, AFG a related party       75,000
                                                  ------------
Total current liabilities                             263,014
                                                  ------------
Total liabilities                                     263,014
                                                  ------------

Commitments and contingencies

Stockholders' Equity (Deficit):

Preferred stock, 10,000 shares authorized,
no shares issued and outstanding, no rights
or privileges designated                                 -
Common stock, $.001 par value, 20,000,000
shares authorized, 573,500 shares
issued and outstanding                                   574
Paid-in capital in excess of par                     221,960
Deficit accumulated during the
development stage                                   (442,503)
                                                 ------------
Total Stockholders Equity (Deficit)                 (219,969)
                                                 ------------
Total Liabilities and
Stockholders Equity (Deficit)                   $     43,045
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Nine months ended            March 15, 1990
                                    December 31,             December 31,               (Inception) to
                                   2006         2005       2006          2005          December 31, 2006
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
Revenues                        $    -      $    -     $      -      $     -             $      -

Operating expenses:

General and administrative        17,068       6,247       37,527        30,298             502,503

                               ------------ ------------  ------------ ------------       --------------
Total operating expenses          17,068       6,247       37,527        30,298             502,503
                              ------------- ------------  ------------ ------------       --------------
Other Income                      50,000      10,000       50,000        10,000              60,000
Income (loss) before              32,932       3,753       12,473       (20,298)           (442,503)
Income taxes
                                ------------- ------------  ------------ ------------       --------------
Provisions for income taxes         -             -           -             -                  -
                              ------------- ------------  ------------ ------------       --------------
Net Income (loss)             $   32,932     $ 3,753      $ 12,473     $(20,298)         $ (442,503)
                              ============= ============  ============ ============      ===============

Net loss per share:

      Basic                      $ 0.06      $ 0.01       $ 0.02      $ (0.04)            $ (3.88)
      Diluted                    $ 0.06      $ 0.01       $ 0.02      $ (0.04)            $ (3.88)

Weighted Average Shares Outstanding

      Basic                      573,500      573,500      573,500       573,500           114,168
      Diluted                    573,500      573,500      573,500       573,500           114,168


                   The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Nine months ended                  March 15, 1990
                                                     December 31,                   (Inception) to
                                                  2006             2005             December 31, 2006
                                                ----------     -----------          ------------------
                                                (unaudited)    (unaudited)             (unaudited)
Cash flows from operating activities:

Net income (loss)                               $   12,473     $  (20,298)          $     (442,503)
Adjustment to reconcile net loss to net
cash provided by operating activities:
Increase in prepaid expenses                           -            2,024                     -
Increase (decrease) in accounts payable             (2,500)           708                     -
(Increase) decrease in accrued interest             14,300          9,566                   45,514
Fair value of salaries donated as capital             -                -                   151,500
Common stock issued for services                      -                -                    25,053
                                               ------------    ------------          -------------
Net cash used in operating activities               24,273         (8,000)                (220,436)
                                               ------------    ------------          --------------
Cash flows from investing activities:
Advances form stockholders                            -                -                    22,725
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -                -                    22,725
                                               ------------    ------------          --------------
 Cash flows from financing activities:
 Contributed capital                                  -               -                     23,256
 Proceeds from note payable, directors             10,000           2,500                   67,500
 Proceeds from notes payable, AFG                   7,500           7,500                   82,500
 Repayment of notes payable, AFG                      -            (7,500)                  (7,500)
 Proceeds from convertible note payable               -               -                     77,700
 Repayments of convertible note payable               -               -                     (2,700)
                                               ------------    ------------          --------------
     Net cash provided by financing activities      17,500          2,500                  240,756
                                               ------------    ------------          --------------
Net increase (decrease) in cash                     41,773         (5,500)                  43,045

Cash at beginning of period                          1,272          6,953                      -
                                               ------------    ------------          --------------
Cash at end of period                           $   43,045     $    1,453           $       43,045
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006. The results of operations for the three months and nine months ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company has not recognized any substantial revenue to date and has accumulated operating losses of $477,935 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance operations and continue to seek business opportunities and/or acquisition candidates. While the Company is expending its best-efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.  RELATED PARTY TRANSACTIONS


Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On May 23, 2006, this note was renewed with the same terms and a due date of December 31, 2007. As of December 31, 2006, accrued interest payable totaled $9,375.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This notes bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. At December 31, 2006, accrued interest payable totaled $907.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This notes bears interest at 10% per annum, is unsecured and had an original due date of on or before December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007.At December 31, 2006, accrued interest payable totaled $267.

In April 2006, the Company received $10,000 from the Company's president and director. This note bears interest at 8% per annum, is unsecured and had an original due date of on or before December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007.
At December 31, 2006, accrued interest payable totaled $600.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes bear interest at 8% per annum, are unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. At December 31, 2006, accrued interest payable totaled $3,123.

During the year ended March 31, 2005, the Company received and repaid the principle amount of $7,500 from AFG. The note bore interest of 8% per annum, was unsecured and had an original due date of December 31, 2005. At December 31, 2006, the accrued interest payable totaled $267.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. At December 31, 2006, accrued interest payable totaled $4188.

In July, 2006 the Company received $7,500 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and had an original due date of December 31, 2006. At December 31, 2006, accrued interest payable totaled $375

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. The note bears interest at 10% per annum. On January 4, 2007, the due date on this note was extended to December 31, 2006. At December 31, 2006, accrued interest payable totaled $26,452.

Consulting agreement with AFG

During the year ended March 31, 2006, AFG billed the Company $25,000 for consulting fees related to the possible merger with Dental Spas (Note 1). As of December 31, 2006, the Company paid the balance in full.

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

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On February 27, 2006, the Company entered into a letter of intent ("LOI") with Dental Spas LLC., (Dental Spas) as a potential merger candidate. Pursuant to the terms of the agreement the "LOI" expired on May 1, 2006. The proposed transaction was never consummated. The agreement was terminated as outlined in the terms of the agreement.

On December 8th, 2006, the Company entered into a letter of intent ("LOI") with The World Series of Golf, Inc., ("WSG") as a potential merger candidate. Pursuant to the terms of the agreement or the "LOI" the Company received $50,000 as a non-refundable deposit, and

WSG received a 90 day exclusivity period to close. The $50,000 has been reflected in other income.

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

On October 27, 2003 a note payable was issued to a company director, C.W. Gilluly for $50,000 loaned to the company. The note is at an interest rate of six percent (6%) per annum and is due in full with accumulated interest on December 31, 2007.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2006 we had an accumulated deficit of $442,503. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December 31, 2006. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended December 31, 2006, we did not generate any substantial revenues.

In our most recent nine month operating period ended December 31, 2006, we did not generate any revenues other than the receipt of a non-refundable deposit. During the nine months ended December 31, 2006 we had diminutive business activity and had a net gain of $12,473 as compared to a net loss of $20,298 for the same period ending December 31, 2005. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on notes payable of $4,788 and $3,296 for the quarters ended December 31, 2006 and 2005, respectively.

Plan of Operation

We have scaled operations down to a minimum and have focused our efforts to searching for a merger candidate and/or significant acquisition.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2006. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ---------------------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: February 20, 2007                   MOBILE NATION, INC.
                                           BY:  /S/ REX A. MORDEN
                                           ------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: February 20, 2007                   BY:  \S\  CHANCEY WHITE
                                              --------------------------
                                           Chancey White
                                           Secretary and Director
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