Form 10KSB
period 2007-03-31
MOBILE NATION INC
filed 2007-07-12
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended March 31, 2007     OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended March 31, 2007 were $-0-.

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of June 26, 2007 was $310,500 based on the last sale price of $3.00 as reported by the OTC Bulletin Board.

As of June 26, 2007, the number of shares outstanding of the registrant's only class of common stock was 573,500.

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

Between April 1999 and August 2003, Wolfstone attempted three merger and/or acquisition transactions; however, Wolfstone was unable to raise sufficient capital to support any of these planned mergers or acquisitions. In each instance, the parties agreed to rescind all of the proposed transactions, with all securities issued by the parties being returned.

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

In September 2003, Mobile Nation was unable to secure key assets essential to its original plan of deployment and operations. As a result, on October 13, 2003 the parties to the above purchase transactions returned all the securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. With the resigning members of the Board of Directors continuing to seek the resources from the limited holders of spectrum required to launch the operation. Because there was no assurance that the required spectrum would ever become available, these key personnel decided to leave the Company and to focus on other projects outside the activity of the Company.

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

In connection with the rescission of the transaction, a note payable (Affinity
Note) in the amount of $75,000 was issued to Affinity Financial Group, Inc. for monies loaned to Mobile Nation during this period. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2007. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

On October 27, 2003 a note payable (Gilluly Note) was issued to a company director, C.W. Gilluly, for $50,000 loaned to the Company. The Gilluly Note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. A principle payment of $25,000 towards the principle amount of this note was paid on March 12, 2007.

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the Company. The Affinity Note bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the Company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007. The principle amount of this note was paid in full on January 25th, 2007.

On February 16, 2005 the board of Directors voted to effect a 1:10 reverse split, with an effective date of March 1, 2005.

On March 21, 2005 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $12,500 loaned to the Company. The Affinity Note was at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006. The principle amount of this note was paid in full on January 25th, 2007.

On March 30, 2005 the company directors adopted a code of ethics.

On September 26, 2005 a note payable (Morden Note) was issued to a company director Rex A. Morden for $2,500 loaned to the company. The Morden Note is an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007. The principle amount of this note was paid in full on January 25th, 2007.

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

The Affinity Note is at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007.

On February 28, 2006 Affinity Financial Group, Inc. invoiced the company $25,000 for consulting fees related to the possible merger with Dental Spas. The balance due was paid on December 15th, 2006.

On April 25, 2006 a note payable (Morden Note) was issued to a company director Rex A. Morden for $10,000 loaned to the company. The Morden Note was at an interest rate of eight percent (10%) per annum and was due in full with all accumulated interest on December 31, 2006. The principle amount of this note was repaid on January 25, 2007.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007.

On December 8th, 2006, the company entered into a letter of intent ("LOI") with The World of Series of Golf, Inc., as a potential merger candidate. In accordance with the terms of the LOI, the company received a non-refundable deposit in the amount of $50,000. The agreement expired on March 8th, 2007. The company never received a response to notices, and the proposed transaction was never consummated. The agreement was terminated as outlined in the terms of the agreement.

On January 4, 2007 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extend the due dates on all notes to December 31, 2007.

On March 9th, 2007 the Company entered into a letter of intent ("LOI") with M633, Inc., as a potential merger candidate. In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000. The "LOI" expired on June 9th, 2007. However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007. The extension is subject to a non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007. The Company received an initial payment of $5000 towards the extension on June 26, 2007. Once payment is received in full the Company will execute a new "LOI". Both parties have agreed to terminate the agreement on July 31, 2007 if M633, Inc. is unable to raise sufficient capital needed to complete the proposed business combination.

On April 12th, 2007 the annual meeting of the shareholders was held. The majority shareholders re-elected Rex A. Morden as Chairman of the board of directors, and Chancey White, and Dr. Christopher William Gilluly were re-elected as Directors for the coming year.

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

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company is currently working towards a business combination with M633, Inc. However, there can be no assurance that the Company will be successful in completing the transaction or able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

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

                                                        Price Range
                                                       -------------
                                                        High    Low
                                                        ----    ---
2006:
        First Quarter (January 1 - March 31).......    5.00     1.05
        Second Quarter (April 1 - June 30).........    4.00     3.00
        Third Quarter (July 1 - September 30)......    3.00     0.55
        Fourth Quarter (October 1 - December 31)...    3.00     0.55
2007:
        First Quarter (January 1 - March 31).......    3.00     1.50

(ii) Holders
------------

The number of holders of record of common stock as of April 15, 2007 was eight hundred thirty-eight (838).

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

The Company has not achieved profitability to date and we anticipate that we will continue to incur losses for the foreseeable future. As of our fiscal years ending March 31, 2006 and 2007, we had an accumulated deficit of approximately $450,893 respectfully. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

(iv) Effect of Inflation
---------------------------

Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2006 and 2007. Further, inflation is not expected to have any significant effect on the future operations of the Company.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of our fiscal year ended March 31, 2007, we had an accumulated deficit of $450,893. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

Our independent auditors have issued a report questioning our ability to
continue as a going concern.   This report may impair our ability to raise
additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2007 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing. We urge potential investors to review this report before making a decision to invest.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker- dealer is the sole market maker, the broker- dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker- dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................1

BALANCE SHEET.................................................................2

STATEMENTS OF OPERATIONS......................................................3

STATEMENTS OF STOCKHOLDERS' DEFICIT.........................................4-6

STATEMENTS OF CASH FLOWS....................................................7-8

NOTES TO FINANCIAL STATEMENTS..............................................9-15

  Report of Independent Registered Public Accounting Firm
             Turner Stone & Company, LLP
              12700 Park Central Drive
                    Suite 1400
                 Dallas, Texas 75251
             ----------------------------

Board of Directors and Stockholders
Mobile Nation, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Mobile Nation, Inc., (the Company) (a development stage company) as of March 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2007 and 2006 and for the period March 15, 1990 (inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc., at March 31, 2007, and the results of its operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


Certified Public Accountants
June 26, 2007

                       MOBILE NATION, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                          MARCH 31, 2007

                             Assets
                             ------

Current assets:

        Cash                                       $  58,941
        Prepaid expenses                              25,000
                                                  ----------
        Total Assets                               $  83,941
                                                  ==========

                   Liabilities and Stockholders' Deficit
                   ------------------------------------

Current liabilities:
   Advances, non-related party (Note 1)            $ 100,000
   Accrued interest payable, a related party          49,800
   Note payables, directors                           25,000
   Notes payable, AFG, a related party                62,500
   Convertible note payable, AFG a related party      75,000
                                                 ------------
                Total current liabilities            312,300
                                                 ------------
Commitments and contingencies (Note 3)

Stockholders' deficit: (Note 2)

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                 -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding  574
        Additional paid-in capital                   221,960
        Deficit accumulated during the
        development stage                           (450,893)
                                                 ------------
               Total Stockholder's Deficit          (228,359)
                                                 ------------
 Total liabilities and stockholders'
    deficit                                      $    83,941
                                                 ============

The accompanying notes are an integral part of the financial statements.



                                             MOBILE NATION, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
                                  AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                            THROUGH MARCH 31, 2007


                                                                           Cumulative
                                              2007            2006        from Inception
                                         -------------- --------------- ----------------
Revenues                                 $      -       $       -       $       -
                                          -------------  --------------  ---------------

Operating expenses:

        General and administrative            22,432         22,705           406,093
                                          -------------  --------------   --------------
Operating loss                             (  22,432)    (   22,705 )        (406,093)
                                          -------------  --------------   --------------
Other income (expense):
        Merger fee income                    50,000          10,000           60,000
        Merger fee expense                   (5,000)        (50,000)         (55,000)
        Interest expense                    (18,486)        (13,271)         (49,800)
                                             -------------  --------------   -----------
                                             26,514         (53,271)         (44,800)
                                           -------------  --------------   -------------
Income (loss) before provision for
income taxes                                  4,082      (   75,976 )      ( 450,893)

Provision for income taxes                      -               -               -
                                          -------------  --------------   --------------
Net income (loss)                        $    4,082      (   75,976 )     $( 450,893)
                                          =============  ==============   ==============
Weighted average
shares outstanding                          573,500         573,500
                                          =============  ==============
Net income (loss) per share:

        Basic and diluted                $      0.01    $(    0.13  )
                                          ============= ===============

The accompanying notes are an integral part of the financial statements.


                                                  MOBILE NATION, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                THROUGH MARCH 31, 2007

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



      F-4                                       (Continued)




                                                     MOBILE NATION, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                    THROUGH MARCH 31, 2007

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


      F-5                                (Continued)





                                                  MOBILE NATION, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                  THROUGH MARCH 31, 2007


                                                                                     Additional
                                           Preferred Stock             Common Stock   Paid-In      Accumulated
                                      Shares         Amount     Shares    Amount      Capital        Deficit        Total
                                      ------         ------     ------    -------     --------     ------------    -------

Shares returned to treasury              -              -    (3,520,000)   (3,520)    (31,680)          -          (35,200)

Common stock for services                -              -        20,000        20       1,980           -            2,000

Additional capital contributed           -              -           -          -          600           -              600

Net loss                                 -              -           -          -          -          (378,704)    (378,704)

                                      -------       --------   ---------   --------   ---------     ----------   -----------

Balance at March 31, 2005                -              -       573,500       574      221,960       (378,999)    (156,465)

Net loss                                 -              -          -           -          -           (75,976)     (75,976)
                                      -------       --------  -----------  --------   ---------     ----------   -----------
Balance at March 31, 2006                -              -       573,500       574      221,960       (454,975)    (232,441)

Net income                               -              -          -           -          -             4,082        4,082
                                      -------       --------  -----------  ---------  ---------      ----------  -----------
Balance at March 31, 2007                -        $     -       573,500     $ 574      $221,960      $(450,893)  $(228,359)
                                      =======       ========  ===========  =========  =========      ==========  ===========



The accompanying notes are an integral part of the financial statements.

<table>                                             MOBILE NATION, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
                                      AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
                                                  THROUGH MARCH 31, 2007

                                                                       Cumulative
                                               2007          2006      from Inception
                                            ---------      --------    --------------
Cash flows from operating activities:

Net income (loss)                           $  4,082      $(75,976)    $(450,893)

Adjustment to reconcile net income (loss)
   to net cash used in operating activities:
   Fair value of salaries donated as capital     -             -         151,500
   Common stock issued for services              -             -          25,053
   (Increase) decrease in prepaid expenses   (25,000)        2,024       (25,000)
   Increase (decrease) in accounts payable    (2,500)        2,500          -
   Increase (decrease) in accrued interest
     payable                                  18,587        13,271        49,800
                                           -----------   -----------   -------------
     Net cash used in operating activities    (4,831)      (58,181)     (249,540)

Cash flows from investing activities:

   Net cash provided by investing activities     -             -             -
                                           -----------   -----------   -------------
Cash flows from financing activities:
   Advances from stockholders                    -             -          22,725
   Contributed capital                           -             -          23,256
   Proceeds from non-refundable deposits      100,000                    100,000
   Proceeds from notes payable, AFG             7,500      57,500         82,500
   Repayment of Notes Payable, AFG            (12,500)     (7,500)       (20,000)
   Proceeds from convertible note payable,
    AFG                                          -             -          77,700
   Repayments of convertible note payable        -             -          (2,700)
   Proceeds from note payable, directors'      10,000       2,500         67,500
   Repayment of notes payable, directors      (42,500)         -         (42,500)
                                           -----------   -----------   -------------
   Net cash provided by financing activities   62,500      52,500        308,481
                                           -----------   -----------   -------------
Net increase (decrease) in cash                57,669      (5,681)        58,941
Cash at beginning of period                     1,272       6,953            -
                                           -----------   -----------   -------------
Cash at end of period                      $   58,941     $ 1,272      $  58,941
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

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998, IDI was discharged from its debts and it emerged from bankruptcy. On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares (295,408 pre split) (See "Stock Splits" below)in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999 and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is in the development stage and is currently assessing various business options and strategies.


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

page>F-10



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

On December 8th, 2006, the Company entered into a letter of intent ("LOI") with The World Series of Golf, Inc., as a potential merger candidate. The Company received a non-refundable deposit in the amount of $50,000. The agreement "LOI" expired on March 8th, 2007. The proposed transaction was never consummated. The agreement was terminated as outlined in the terms of the agreement.

On March 9th, 2007 the Company entered into a letter of intent ("LOI") with M633, Inc., as a potential merger candidate. In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000. The $100,000 will be used towards the payment of existing liabilities on or prior to the date the transaction closes. The "LOI" expired on June 9th, 2007. However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007. The extension is subject to a non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007. The Company received an initial payment of $5,000 towards the extension on June 26, 2007. Once payment is received in full the Company will execute a new "LOI". Both parties have agreed to terminate the agreement on July 31, 2007 if M633, Inc. is unable to raise sufficient capital needed to complete the proposed business combination.

On March 9th, 2007 the Company entered into a finder's fee agreement with Capital Media Partners, LLC. Mobile Nation paid a fee of $25,000 in connection with the proposed merger with M633, Inc. Since the sole owner of Capital Media Partners has become a director of M633, Inc. Pursuant to an agreement between M633, Inc. and Capital Media Partners, LLC It's been decided by the parties it's in best interest of the proposed business combination to terminate the agreement, and Capital Media will receive any compensation connected with the proposed merger from M633, Inc.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of March 31, 2007 has no business operations and has a net working capital deficiency. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Cash and cash flows

The Company maintains its cash, which, at times, may exceed federally insured limits.

At March 31, 2007, none of the Company's cash held in banks was in excess of FDIC insurance coverage. The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant risks affecting cash. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of less than three months to be cash equivalents.

None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended March 31, 2007 and 2006 or during the period March 15, 1990 (inception) through March 31, 2007.

Net income (loss) per share

Basic income (loss) per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2) and the convertible note payable (Note 4). Diluted loss per share amounts are computed by dividing the net income (loss) by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares and the convertible note payable into an equivalent number of common stock shares.

For the years ended March 31, 2007 and 2006, basic income or loss per share amounts are based on 573,500 weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of the convertible preferred stock shares and the convertible note payable as the effect would be anti-dilutive.

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

Stock options and warrants

As of March 31, 2007 and during the period March 15, 1990 (inception) through March 31, 2007, the Company has not adopted any employee stock option plans and no other stock options or warrants have been granted or issued.

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by AFG (Note 4). The fair rental value of this space provided is not material. At March 31, 2007, the Company was not obligated under any non-cancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. However, the Company is currently not a party to any legal proceeding, pending or threatened.

4.      RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the period March 15, 1990 (inception) through March 31, 2007, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On March 12, 2007 a payment of $25,000 was made on the principal amount. As of March 31, 2007, accrued interest payable totaled $10,125.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This note had an interest of 8% per annum, was unsecured and had an original due date of December 31, 2005. On January 25, 2007, the principal amount of the note was paid in full. At March 31, 2007, accrued interest payable totaled $907.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This note had an interest of 10% per annum, was unsecured and due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. At March 31, 2007, accrued interest payable totaled $267.

In April 2006, the Company received $10,000 from the Company's president and director. This note had an interest of 10% per annum, was unsecured and was due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. At March 31, 2007, accrued interest payable totaled $831.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes have an interest of 8% per annum, are unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On January 25, 2007, a payment of $12,500 was applied to the principal amount. At March 31, 2006, accrued interest payable totaled $3,384.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. On April 12, 2007, this note was renewed with the same terms and a due date of December 31, 2007. As of March 31, 2007, accrued interest payable totaled $5,438.

     MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. As of March 31, 2007, accrued interest payable totaled $ 750.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The Affinity Note is at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. On January 4, 2007, the due date on this note was extended to December 31, 2007. At March 31, 2007, accrued interest payable totaled $28,098.

Consulting agreement with AFG

During the year ended March 31, 2006, AFG billed the Company $25,000 for consulting fees related to the possible merger with Dental Spas LLC. The Company paid the balance in full on December 15, 2006.

5.      INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2007 the Company had a deferred tax asset totaling approximately $153,304 which relates to the Company's cumulative net operating loss carry forward totaling approximately $440,000 and timing differences relating to the deductibility of accrued interest to related parties. This deferred tax asset has been fully offset by a valuation allowance. The Company does not have any other deferred tax assets or liabilities.

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

    MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2007 and 2006 and for the period March 15, 1990 (inception) through March 31, 2007 is as follows:
<table>                                                                    Period March 15, 1990
                                           Year Ended          Year Ended   (inception) through
                                          March 31, 2007    March 31, 2006    March 31, 2007
                                          ---------------   --------------  --------------------
Tax expense is as follows                $     1,388       $(      25,832 )   $ (   153,304 )
(Decrease) increase in valuation allowance (   1,388   )           25,832           153,304
                                          ---------------   --------------  --------------------
                                          $       -              $       -        $       -
                                          ===============   ==============  ====================

The Company uses the accrual method of accounting for income tax reporting purposes. At March 31, 2007, the significant components of the Company's deferred tax asset are summarized as follows:
        Deferred tax assets:

        Interest on related party debt           $   16,933
        Net operating loss carry forwards           131,428
        Other                                         4,943
        Less valuation allowance                   (153,304)
                                                 ----------
        Net deferred tax asset                     $    -
                                                 ==========

6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In 2006, the Financial Accounting Standards Board issued the following:

 - SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

 - SFAS No. 156: Accounting for Servicing of Financial Assets

 - SFAS No. 157: Fair Value Measurements

 - SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B - Others

None
                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.

Name                             Age                   Position
--------                        -----           ---------------------------
Rex Morden                        56            President, CEO, and Director

Chancey White                     33            Secretary, Director

Christopher William
 ("C.W.") Gilluly,                60            Director

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

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a)filing requirements applicable to our reporting persons during 2007 were complied with.

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

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2007. Mobile Nation, Inc. intends to pay salaries when cash flow permits. The Company not does have employment agreements in place with each of its officer. The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial
ownership of the Company's outstanding common stock as of   June 26, 2007, by
each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with
respect  to their  shares  of common  stock   except to  the  extent that
authority is shared by spouses under applicable law. The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of June 26, 2007 are deemed to be outstanding and beneficially owned.

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

A note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $75,000, which was loaned to the Company in July 2003. The note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2007. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% market price of the stock at the time of the conversion.

A note payable (Gilluly Note) was issued to a company director, C.W. Gilluly for $50,000 loaned to the company on October 27, 2003. The Gilluly Note is at an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2007. The principal amount due was reduced to $25,000 on March 12,2007.

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the company. The Morden Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007. The principal amount was paid in full on January 25, 2007.

On March 21, 2005 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $12,500 loaned to the company. The Affinity Note is at an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007. The principal amount was paid in full on January 25, 2007.

On September 26, 2005 a note payable (Morden Note) was issued to a company director Rex A. Morden for $2,500 loaned to the company. The Morden Note is an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007. The principal amount was paid in full on January 25, 2007.

On February 27, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $50,000 loaned to the company. The Affinity Note is at an interest rate of eight percent (10%) per annum and is due in full with all accumulated interest on December 31, 2007.

On February 28, 2006 Affinity Financial Group, Inc. invoiced the company $25,000 for consulting fees related to the possible merger with Dental Spas. The Company paid the remaining balance of $2500 on December 15, 2007.

On April 25, 2006 a note payable (Morden Note) was issued to a company director Rex A. Morden for $10,000 loaned to the company. The Morden Note was at an interest rate of eight percent (10%) per annum and was due in full with all accumulated interest on December 31, 2006. The principle amount of this note was repaid on January 25, 2007.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the company. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2007.

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

                              2007              2006
                            --------        --------
    Audit Fees              $18,518         $ 18,112
    Audit - Related Fees    $     0         $      0
    Tax Fees                $   --          $  2,000
    All Other Fees              --              --
                            --------        --------
    Total                   $18,518         $ 20,112

                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2007               MOBILE NATION, INC.
                                   BY:  /S/ REX A. MORDEN
                                   ------------------------
                                   Rex A. Morden
                                   President, Chief Executive Officer,
                                   and Director (principal financial and
                                   executive officer) officer)

Dated: July 11, 2007               BY:  \S\  CHANCEY WHITE
                                   --------------------------
                                   Chancey White
                                   Secretary and Director
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