Form 10QSB
period 2007-06-30
MOBILE NATION INC
filed 2007-08-02
CIK 1083922

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
   [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2007

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of July 23, 2007.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Item 1.  Financial Statements.......................................F-1
                  Balance Sheet (unaudited)..................................F-1
                  Statements of Operations (unaudited).......................F-2
                  Statements of Cash Flows (unaudited).......................F-3
                  Notes to Financial Statements..........................F-4-F-7

         Item 2.  Management's Discussion and Analysis of Plan
                    of Operation...............................................4

         Item 3.  Controls and Procedures......................................9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................10

         Item 2.  Changes in Securities and Use of Proceeds...................10

         Item 3.  Defaults upon Senior Securities.............................10

         Item 4.  Submission of Matters to a Vote
                    of Security Holders.......................................10

         Item 5.  Other Information...........................................10

         Item 6.  Exhibits and Reports on Form 8-K............................11

         Signatures...........................................................12


PART I.  FINANCIAL INFORMATION

                               MOBILE NATION, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                  -------------

                                  June 30, 2007
                                  -------------

                                     Assets
                                     ------

Current assets:

        Cash                                                       $     54,717
        Prepaid expenses                                                 25,000
                                                                   -------------
Total assets                                                       $     79,717
                                                                   =============

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

   Accounts payable, trade                                         $     10,000
   Accrued interest, related parties                                     48,049
   Advance, M633, non-refundable deposit                                105,000
   Convertible note payable, AFG, a related party                        75,000
   Note payable, directors                                               25,000
   Note payable, AFG, a related party                                    62,500
                                                                   -------------
Total current liabilities                                               325,549
                                                                   -------------


Commitments and contingencies                                                 -

Stockholders' Equity (Deficit):

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                                       -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                                              574
        Paid-in capital in excess of par                                221,960
        Deficit accumulated during the
        development stage                                              (468,366)
                                                                   -------------
Total Stockholder's Equity (Deficit)                                   (245,832)
                                                                   -------------
Total Liabilities and
Stockholder's Equity (Deficit)                                     $     79,717
                                                                   =============


    The accompanying notes are an integral part of the financial statements.


                                            MOBILE NATION, INC
                                      (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS
                                         ------------------------


                                                                   For the                     From
                                                              Three months ended          March 15, 1990
                                                                   June 30,               (Inception) to
                                                            2007             2006          June 30, 2007
                                                        ------------     ------------      -------------
                                                         (unaudited)      (unaudited)       (unaudited)
Revenues                                                $         -      $         -       $          -

Operating expenses:

      General and administrative                             13,686           10,870            419,779
                                                        ------------     ------------      -------------
Operating loss                                              (13,686)         (10,870)          (419,779)

Other income (expense):

      Merger income                                               -                -             60,000
      Merger expense                                              -                -            (55,000)
      Interest expense                                       (3,787)          (4,737)           (53,587)
                                                        ------------     ------------      -------------
Other income (expense)                                       (3,787)          (4,737)           (48,587)

Income (loss) before provisions
for income taxes                                            (17,473)         (15,607)          (468,366)

Provisions for income taxes                                       -                -                  -
                                                        ------------     ------------      -------------
Net loss                                                $   (17,473)         (15,607)      $   (468,366)
                                                        ============     ============      =============

Net loss per share:

      Basic                                             $    (0.030)     $    (0.027)
      Diluted                                           $    (0.030)     $    (0.027)

Weighted Shares Outstanding

      Basic                                                 573,500          573,500
      Diluted                                               573,500          573,500


                   The accompanying notes are an integral part of the financial statements.


                                            MOBILE NATION, INC
                                      (A Development Stage Company)

                                         STATEMENTS OF CASH FLOWS
                                         ------------------------


                                                                  For the                      From
                                                             Three months ended           March 15, 1990
                                                                  June 30,                (Inception) to
                                                            2007             2006          June 30, 2007
                                                        ------------     ------------      -------------
                                                         (unaudited)      (unaudited)       (unaudited)
Cash flows from operating activities:

    Net loss                                            $   (17,473)     $   (15,607)      $   (468,366)
Adjustment to reconcile net income(loss)
to net cash used in operating activities:
      Fair value of salaries donated as capital                   -                -            151,500
      Common stock issued for services                            -                -             25,053
     (Increase) decrease in prepaid expenses                      -                -            (25,000)
      Increase (decrease) in accounts payable                10,000            5,884             10,000
      Increase (decrease) in accrued interest                (1,751)           4,738             48,049
                                                        ------------     ------------      -------------
     Net cash used in operating activities                   (9,224)          (4,985)          (258,764)
                                                        ------------     ------------      -------------

Cash flows from investing activities:

     Net cash provided by investing activities                    -                -                  -
                                                        ------------     ------------      -------------
Cash flows from financing activities:
      Advances from stockholders                                  -                -             22,725
      Contributed capital                                         -                -             23,256
      Proceeds from non-refundable deposits, M633             5,000                -            105,000
      Proceeds from note payable, AFG                             -                -             82,500
      Repayments of note payable, AFG                             -                -            (20,000)
      Proceeds from convertible note payable                      -                -             77,500
      Repayments of convertible note payable                      -                -             (2,700)
      Proceeds from note payable, directors                       -           10,000             67,500
      Repayment of note payable, directors                        -                -            (42,500)
                                                        ------------     ------------      -------------
     Net cash provided by financing activities                5,000           10,000            313,481
                                                        ------------     ------------      -------------
Net increase (decrease) in cash                              (4,224)           5,015             54,717

Cash at beginning of period                                  58,941            1,272                  -
                                                        ------------     ------------      -------------
Cash at end of period                                   $    54,717      $     6,287       $     54,717
                                                        ============     ============      =============


                 The accompanying notes are an integral part of the financial statements.

                                                   F-3

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998 IDI was discharged from its debts and it emerged from bankruptcy. On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares (295,408 pre split) (See "Stock Splits" below)in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999, and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is in the development stage and is currently assessing various business options and strategies.

2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the above accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. The results of operations for the three months ended June 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company has not recognized any substantial revenue to date (Note 5) and has accumulated operating losses of approximately $468,366 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.   RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through June 30, 2007, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003 all of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On March 12, 2007 a payment of $25,000 was made on the principal amount. As of June 30, 2007, accrued interest payable totaled $10,500.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This note had an interest of 8% per annum, was unsecured and had an original due date of December 31, 2005. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This note had an interest of 10% per annum, was unsecured and due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

In April 2006, the Company received $10,000 from the Company's president and director. This note had an interest of 10% per annum, was unsecured and was due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

MOBILE NATION, INC.
FORMERLY WOLFSTONE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes have an interest of 8% per annum, are unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On January 25, 2007, a payment of $12,500 was applied to the principal amount. At June 30, 2007, accrued interest payable totaled $3,484

During the year ended March 31, 2006, the Company received and repaid a total of $7,500 from AFG. The note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. The interest was paid in full in May 2007.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. On April 12, 2007, this note was renewed with the same terms and a due date of December 31, 2007. At June 30, 2007, accrued interest payable totaled $6,688.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. As of June 30, 2007, accrued interest payable totaled $937.50.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The Affinity Note is at an interest rate of ten percent (10%) per annum. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. On January 4, 2007, the due date on this note was extended to December 31, 2007. At June 30, 2007, accrued interest payable totaled $29,973.

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

On March 9th, 2007 the Company entered into a letter of intent ("LOI") with M633, Inc., as a potential merger candidate. In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000. The "LOI" expired on June 9th, 2007. However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007 subject to a non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007. The Company received an initial payment of $5000 towards the extension on June 26, 2007 The proposed extension was never consummated and the "LOI" agreement was terminated on August 2, 2007.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The last aborted merger/acquisition occurred in July 2003 between Wolfstone and Mobile Nation, Inc., (Mobile Nation); wherein Mobile Nation was issued 4,000,000 shares of common stock. The new business plan for the Company involved the vision of providing portable wireless broadband services by utilizing "advanced wireless" technologies. In July 2003, the management of Mobile Nation assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc.

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

On April 25, 2006 a note payable (Morden Note) was issued to a Company director Rex A. Morden for $10,000 loaned to the Company. The Morden Note was at an interest rate of ten percent (10%) per annum and was due in full with all accumulated interest on December 31, 2006. The principle amount of this note was repaid on January 25, 2007.

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

On January 4, 2007 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extend the due dates on all notes to December 31, 2007.

On March 9th, 2007 the Company entered into a letter of intent ("LOI") with M633, Inc., as a potential merger candidate. In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000. The "LOI" expired on June 9th, 2007. However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007. The extension is subject to a non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007. The Company received an initial payment of $5000 towards the extension on June 26, 2007. Once payment is received in full the Company will execute a new "LOI". The proposed extension was never consummated and the "LOI" agreement was terminated on August 2, 2007.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of June 30, 2007 we had an accumulated deficit of $468,366. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended June 30, 2007. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote
2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended June 30, 2007, we did not generate any substantial revenues (Note 5).

In our most recent three month operating period ended June 30, 2007, we did not generate any substantial revenues. During the three months ended June 30, 2007 we had no business activity and had a net loss of $15,607 as compared to net loss $18,561 for the same period ending June 30, 2005. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $3,788 and $4,738 for the quarters ended June 30, 2007 and 2006, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2007. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

   Exhibit
   Number        Title of Document
   -----------------------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: July 23, 2007                       MOBILE NATION, INC.

                                           BY: /s/ Rex A. Morden
                                           -------------------------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director (principal and
                                           executive officer)

Dated: July 23, 2007                       BY: /s/ Chancey White
                                           -------------------------------------
                                           Chancey White
                                           Secretary and Director
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

           32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002