Form 10QSB
period 2007-09-30
MOBILE NATION INC
filed 2007-11-01
CIK 1083922

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number 000-28585

                               Mobile Nation, Inc.
                               -------------------
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

                              2638 Pershing Circle
                               Henderson, NV 89074
                    ----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (702) 914-9824

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of November, 1 2007.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

         Item 1.   Financial Statements....................................F-1
                   Balance Sheet (unaudited)...............................F-1
                   Statements of Operations (unaudited)....................F-2
                   Statements of Cash Flows (unaudited)....................F-3
                   Notes to Financial Statements...........................F-4-7

         Item 2.   Management's Discussion and Analysis of Plan
                    of Operation...........................................4

         Item 3.   Controls and Procedures.................................9

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.......................................10

         Item 2.   Changes in Securities and Use of Proceeds...............10

         Item 3.   Defaults upon Senior Securities.........................10

         Item 4.   Submission of Matters to a Vote
                    of Security Holders....................................10

         Item 5.   Other Information.......................................10

         Item 6.   Exhibits and Reports on Form 8-K........................11

         Signatures........................................................12


PART I. FINANCIAL INFORMATION

                               MOBILE NATION, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  -------------
                               September 30, 2007
                               ------------------

                                     Assets
                                     ------
Current assets:

        Cash                                                      $      24,836
                                                                  -------------
Total assets                                                      $      24,836
                                                                  =============

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

  Advance, related party, AFG                                      $     25,000
  Accrued interest, related parties                                      17,362
  Convertible note payable, AFG, a related party                         75,000
  Note payable, directors                                                25,000
  Note payable, AFG, a related party                                     55,000
                                                                   ------------
Total current liabilities                                               197,362
                                                                   ------------

Commitments and contingencies                                                 -

Stockholders' Equity (Deficit):

  Preferred stock, 10,000 shares authorized,
        no shares issued and outstanding, no
        rights or privileges designated                                       -
  Common stock, $.001 par value, 20,000,000
        shares authorized, 573,500 shares
        issued and outstanding                                              574
        Paid-in capital in excess of par                                221,960
        Deficit accumulated during the
        development stage                                              (395,060)
                                                                   ------------
Total Stockholders' Equity (Deficit)                                   (172,526)
                                                                   ------------
Total Liabilities and
Stockholders' Equity (Deficit)                                     $     24,836
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



                                              MOBILE NATION, INC
                                        (A Development Stage Company)

                                           STATEMENTS OF OPERATIONS
                                           ------------------------


                                          For the                      For the                   From
                                     Three months ended           Six months ended          March 15, 1990
                                        September 30,               September 30,           (Inception) to
                                     2007          2006          2007          2006       September 30, 2007
                                  ----------    ----------    ----------    ----------    ------------------
                                 (unaudited)   (unaudited)   (unaudited)   (unaudited)        (unaudited)

Revenues                          $       -     $       -     $       -     $       -     $               -

Operating expenses:


General and administrative            3,094         2,579        16,780        13,448                     -
                                  ----------    ----------    ----------    ----------    ------------------
Operating loss                       (3,094)       (2,579)      (16,780)      (13,448)              422,873

Other income (expense)

   Merger income                    105,000             -       105,000             -               165,000
   Merger expense                   (25,000)            -       (25,000)            -               (80,000)
   Interest expense                  (3,600)       (4,775)       (7,387)       (9,513)              (53,187)
                                  ----------    ----------    ----------    ----------    ------------------
Total other income (expense)         76,400        (4,775)       72,613        (9,513)               27,813

Income (loss) before                 73,306        (7,354)       55,833       (22,961)             (395,060)
 provisions for income taxes


Provisions for income taxes               -             -             -             -                     -
                                  ----------    ----------    ----------    ----------    ------------------
Net income (loss)                 $  73,306     $  (7,354)    $  55,833     $ (22,961)    $        (395,060)
                                  ==========    ==========    ==========    ==========    ==================

Net income (loss) per share:

      Basic                       $    0.13     $   (0.01)    $    0.10     $   (0.04)
      Diluted                     $    0.13     $   (0.01)    $    0.10     $   (0.04)

Weighted Shares Outstanding:

      Basic                         573,500       573,500       573,500       573,500
      Diluted                       573,500       573,500       573,500       573,500


                   The accompanying notes are an integral part of the financial statements.



                                        MOBILE NATION, INC
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                     ------------------------


                                                        For the                       From
                                                    Six months ended             March 15, 1990
                                                   September 30, 2007            (Inception) to
                                                   2007          2006          September 30, 2007
                                                ----------    ----------       ------------------
                                               (unaudited)   (unaudited)           (unaudited)

Cash flows from operating activities:

Net income (loss)                               $  55,833     $ (22,961)       $        (395,060)
Adjustment to reconcile net income(loss)
to net cash used in operating activities:
      Fair value of salaries donated as capital         -             -                  151,500
      Common stock issued for services                  -             -                   25,053
      (Increase) decrease in prepaid expenses      25,000             -                        -
      Increase (decrease) in accounts payable     (10,000)            -                        -
      Increase (decrease) in accrued interest     (32,438)        9,514                   17,363
      Increase (decrease) in non-refundable
      deposits                                   (100,000)            -                 (105,000)
                                                ----------    ----------       ------------------
     Net cash used in operating activities        (51,605)      (13,447)                (306,145)
                                                ----------    ----------       ------------------

Cash flows from investing activities:

     Net cash provided by investing activities          -             -                        -
                                                ----------    ----------       ------------------
Cash flows from financing activities:
      Advances from stockholders                        -             -                   22,725
      Contributed capital                               -             -                   23,256
      Proceeds from non-refundable deposits             -             -                  105,000
      Proceeds from note payable, AFG                   -         7,500                   82,500
      Repayments of note payable, AFG              (7,500)            -                  (27,500)
      Proceeds from convertible note payable            -             -                   77,700
      Repayments of convertible note payable            -             -                   (2,700)
      Proceeds from note payable, directors             -        10,000                   67,500
      Repayment of note payable, directors              -             -                  (42,500)
      Advance from related party-AFG               25,000                                 25,000
                                                ----------    ----------       ------------------
     Net cash provided by financing activities     17,500        17,500                  313,481
                                                ----------    ----------       ------------------
Net increase (decrease) in cash                   (34,105)        4,053                   24,836

Cash at beginning of period                        58,941         1,272                        -
                                                ----------    ----------       ------------------
Cash at end of period                           $  24,836     $   5,325        $          24,836
                                                ==========    ==========       ==================


             The accompanying notes are an integral part of the financial statements.


                                                      5

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2007, the Company has not recognized any substantial revenue to date (Note 5) and has accumulated operating losses of approximately $395,060 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.    RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through September 30, 2007, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003 all of these advances were contributed to the Company as additional paid-in capital.

In August, 2007 the company received $25,000 of non-interest bearing advances from its stockholders/officers. The advance is due upon demand as funds were available and are unsecured.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On March 12, 2007 a payment of $25,000 was made on the principal amount. As of September 30, 2007, accrued interest payable totaled $10,875.

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

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes have an interest of 8% per annum, are unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On January 25, 2007, a payment of $12,500 was applied to the principal amount. At September 30, 2007, accrued interest payable totaled $100.

During the year ended March 31, 2006, the Company received and repaid a total of $7,500 from AFG. The note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. The interest was paid in full in May 2007.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. On April 12, 2007, this note was renewed with the same terms and a due date of December 31, 2007. At September 30, 2007, accrued interest payable totaled $1,250.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. In July 2007, the principal and interest amount of the not was paid in full in July 2007.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The Affinity Note is at an interest rate of ten percent (10%) per annum. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. On January 4, 2007, the due date on this note was extended to December 31, 2007. At September 30, 2007, accrued interest payable totaled $1,875.

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

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. The principle amount of this note was repaid in July, 2007.

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of September 30, 2007 we had an accumulated deficit of $468,366. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended September 30, 2007. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended September 30, 2007, we did not generate any substantial revenues (Note 5).

In our most recent three month operating period ended September 30, 2007, we did not generate any substantial revenues. During the six months ended September 30, 2007 we had no business activity however the Company recorded a net gain of $53,833 from non-refundable deposits as compared to net loss $22,961 for the same period ending September 30, 2006. All of the expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on note payable of $3,600 and $9,514 for the quarters ended September 30, 2007 and 2006, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended September 30, 2007. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
   Number                          Title of Document
  ------------------------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: November 1, 2007                    MOBILE NATION, INC.

                                           BY: /s/ Rex A. Morden
                                           ---------------------
                                           Rex A. Morden
                                           President, Chief Executive Officer,
                                           and Director
                                           (principal and executive officer)


Dated: November 1, 2007                    BY: /s/ Chancey White
                                           --------------------------
                                           Chancey White
                                           Secretary and Director
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