Form 10QSB
period 2007-12-31
MOBILE NATION INC
filed 2008-02-12
CIK 1083922

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 000-28585

                               Mobile Nation, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                               68-0427395
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              8463 W. Lake Mead Blvd.
                              Las Vegas, NV  89123
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (702) 354-1358

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 573,500 shares as of January 31, 2008.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

Item 1.   Financial Statements...............................................F-1
          Balance Sheet (unaudited)..........................................F-1
          Statements of Operations (unaudited)...............................F-2
          Statements of Cash Flows (unaudited)...............................F-3
          Notes to Financial Statements....................................F-4-7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................................3

Item 3. Controls and Procedures................................................9

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes in Securities and Use of Proceeds............................9

Item 3.   Defaults upon Senior Securities......................................9

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K....................................10

Signatures....................................................................11

PART I. FINANCIAL INFORMATION

                         MOBILE NATION, INC
                    (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                         -------------
                         December 31, 2007
                         -------------
                          (Unaudited)
                             Assets
                             ------

Current assets:

        Cash                                    $      21,954
                                                 ------------
Total current assets                                   21,954
                                                -------------
Total assets                                    $      21,954
                                                =============

                   Liabilities and Stockholders' Equity (Deficit)
                   ---------------------------------------------

Current liabilities:

   Accounts payable, trade                       $       -
   Accounts payable, related party                       -
   Accrued interest, related parties                   20,963
   Note payable, directors                             25,000
   Note payable, AFG, a related party                  80,000
   Convertible note payable, AFG a related party       75,000
                                                  ------------
Total current liabilities                             200,963
                                                  ------------
Total liabilities                                     200,963
                                                  ------------


Stockholders' Equity (Deficit):

Preferred stock, 10,000 shares authorized,
no shares issued and outstanding, no rights
or privileges designated                                 -
Common stock, $.001 par value, 20,000,000
shares authorized, 573,500 shares
issued and outstanding                                   574
Paid-in capital in excess of par                     221,960
Deficit accumulated during the
development stage                                   (401,543)
                                                 ------------
Total Stockholders Equity (Deficit)                 (179,009)
                                                 ------------
Total Liabilities and
Stockholders Equity (Deficit)                   $     21,954
                                                 ============

The accompanying notes are an integral part of the financial statements.

                                          MOBILE NATION, INC
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                      -------------------------
                                      For the                    For the                     From
                                 Three months ended         Nine months ended            March 15, 1990
                                    December 31,             December 31,               (Inception) to
                                   2007         2006       2007          2006          December 31, 2007
                                ----------  -----------  -----------   ---------       ------------------
                                (unaudited) (unaudited)  (unaudited)  (unaudited)          (unaudited)
Revenues                        $    -      $    -     $      -      $     -             $      -

Operating expenses:

General and administrative         2,883      12,281        19,663        23,227            425,756
                               ------------ ------------  ------------ ------------       --------------
Operating loss                    (2,833)    (12,281)      (19,663)      (23,227)          (425,756)

Other income (expense)

   Merger income                     -       50,000         105,000        50,000           165,000
   Merger expense                    -          -           (25,000)         -              (80,000)
   Interest expense               (3,600)    (4,787)        (10,987)      (14,300)          (60,787)
                               ------------ ------------  ------------ ------------       --------------
Total other income (expense)      (3,600)     45,213         69,013        35,700            24,213

Income (loss) before              (6,483)     32,932         49,350        12,473          (401,543)
Income taxes

Provisions for income taxes         -        (13,577)       (16,779)       (4,241)             -
Federal income tax benefit
from utilization of net
operating carryforwards.            -         13,577         16,779         4,241
                              ------------- ------------  ------------ ------------      --------------
Net Income (loss)             $   (6,483)   $  32,932     $   49,350    $  12,473       $  (401,543)
                              ============= ============  ============ ============     ===============
Net loss per share:

      Basic                      $ (0.01)     $ 0.06         $ 0.09      $  0.02
      Diluted                    $ (0.01)     $ 0.06         $ 0.09      $  0.02

Weighted Average Shares Outstanding

      Basic                      573,500      573,500      573,500       573,500
      Diluted                    573,500      573,500      573,500       573,500

     The accompanying notes are an integral part of the financial statements.

                                           MOBILE NATION, INC
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                         -----------------------
                                                       For the                            From
                                                   Nine months ended                  March 15, 1990
                                                     December 31,                   (Inception) to
                                                  2007             2006            December 31, 2007
                                                ----------     -----------          ------------------
                                                (unaudited)    (unaudited)             (unaudited)
Cash flows from operating activities:

Net income (loss)                               $  49,350      $   12,473           $     (401,543)
Adjustment to reconcile net income(loss)to net
cash provided by (used in) operating activities:
(Increase) decrease in prepaid expenses            25,000            -                        -
Increase (decrease) in accounts payable               -            (2,500)                    -
(Increase) decrease in accrued interest           (28,837)         14,300                   20,963
Fair value of salaries donated as capital             -                -                   151,500
Common stock issued for services                      -                -                    25,053
(Increase) decrease in non-refundable
Deposits                                         (100,000)                                (100,000)
                                               ------------    ------------          -------------
Net cash provided by operating activities          54,487          24,273                 (304,027)
                                               ------------    ------------          --------------
Cash flows from investing activities:
                                               ------------    ------------          --------------
     Net cash provided by investing activities        -              -                        -
                                               ------------    ------------          --------------
 Cash flows from financing activities:
 Advances from stockholders                           -               -                     22,725
 Contributed capital                                  -               -                     23,256
 Proceeds from non-refundable deposits                -               -                    100,000
 Proceeds from notes payable, AFG                  25,000           7,500                  107,500
 Repayments of note payable, AFG                   (7,500)            -                    (27,500)
 Proceeds from convertible note payable               -               -                     77,700
 Repayments of convertible note payable               -               -                     (2,700)
 Proceeds from note payable, directors                -            10,000                   67,500
 Repayment of note payable, directors                 -               -                    (42,500)
                                               ------------    ------------          --------------
     Net cash provided by financing activities      17,500         17,500                  325,981
                                               ------------    ------------          --------------
Net increase (decrease) in cash                    (36,997)        (5,500)                  21,954

Cash at beginning of period                         58,941          6,953                      -
                                               ------------    ------------          --------------
Cash at end of period                           $   21,954     $    1,453           $       21,954
                                               ============    ============          ===============

The accompanying notes are an integral part of the financial statements

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI). IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992. On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998 IDI was discharged from its debts and it emerged from bankruptcy. On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada. On that date, IDI changed its name to Wolfstone Corporation (Wolfstone). There were no assets or liabilities of IDI prior to this transaction. Between April 1999, and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions. In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock. Mobile Nation, Inc.'s management assumed substantial control of Wolfstone and the Company's name was changed to Mobile Nation, Inc. In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction. The Company is in the development stage and is currently assessing various business options and strategies.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. The results of operations for the three months ended December 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2007, the Company has not recognized any substantial revenue to date and has accumulated operating losses of approximately $425,756 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

3.  RELATED PARTY TRANSACTIONS

Advances from stockholder

During the period March 15, 1990 (inception) through December 31, 2007, the Company received $22,725 of non-interest bearing advances from its stockholders/officers. The advances were due upon demand as funds were available and were unsecured. On March 31, 2003 all of these advances were contributed to the Company as additional paid-in capital.

In August, 2007 the company received $25,000 of non-interest bearing advances from its stockholders/officers. The advance is due upon demand as funds were available and are unsecured. This advance was converted into a note in December 2007.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director. This note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2008. On March 12, 2007 a payment of $25,000 was made on the principal amount. As of December 31, 2007, accrued interest payable totaled $11,250.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director. This note had an interest rate of 8% per annum, was unsecured and had an original due date of December 31, 2005. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director. This note had an interest rate of 10% per annum, was unsecured and due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

In April 2006, the Company received $10,000 from the Company's president and director. This note had an interest rate of 10% per annum, was unsecured and was due on or before December 31, 2006. On January 25, 2007, the principal amount of the note was paid in full. The interest was paid in full in May 2007.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG). AFG is wholly owned by Rex A. Morden, a director and officer of the Company. The notes have an interest rate of 8% per annum, are unsecured and had an original due date of December 31, 2005. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. On January 25, 2007, a payment of $12,500 was applied to the principal amount. At December 31, 2008, accrued interest payable totaled $200.

During the year ended March 31, 2006, the Company received and repaid a total of $7,500 from AFG. The note bears interest at 8% per annum, is unsecured and due on or before December 31, 2006. The interest was paid in full in May 2007.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable. The note bears interest at 10% per annum, is unsecured and due on or before December 31, 2006. On April 12, 2007, this note was renewed with the same terms and a due date of December 31, 2008. At December 31, 2007, accrued interest payable totaled $2,500.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company. The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2007. In July 2007, the principal and interest amount of the note was paid in full in July 2007.

On December 28, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $25,000 loaned to the Company. The note bears interest at an interest rate of ten percent (10%) per annum, is unsecured and due on or before December 31, 2008. At December 31, 2007, accrued interest payable totaled $-0-.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable. During the year ended March 31, 2005, $2,700 of this amount was repaid. The Affinity Note is at an interest rate of ten percent (10%) per annum. The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest. On January 4, 2007, the due date on this note was extended to December 31, 2007. At Decemeber 31, 2007, accrued interest payable totaled $3,750.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In connection with the rescission of the transaction, a note payable (Affinity
Note) in the amount of $75,000 was issued to Affinity Financial Group, Inc. for monies loaned to Mobile Nation during this period. The Affinity Note is at an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2008. The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

On October 27, 2003 a note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $50,000 loaned to the Company. The Gilluly Note bears interest at 6% per annum, is unsecured and had an original due date of December 31, 2005. On December 28, 2007, this note was renewed with the same terms and a due date of December 31, 2008. A principle payment of $25,000 towards the principle amount of this note was paid on March 12, 2007.

In November 2003, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the Company. The Affinity Note bears interest at 8% per annum, is unsecured and had an original due date of December 31, 2005. On December 28, 2007, this note was renewed with the same terms and a due date of December 31, 2008.

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

On February 27, 2006 a note payable (Affinity Note) in the amount of $50,000 was issued to Affinity Financial Group, Inc. for monies loaned to the Company. The Affinity Note is at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006. On December 28, 2007, this note was renewed with the same terms and a due date of December 31, 2008.

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

On December 28, 2007 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $25,000 loaned to the Company. The Affinity Note bears interest at 10% per annum, is unsecured and has a due date of December 31, 2008.

On December 28, 2007 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extend the due dates on all notes to December 31, 2008.

Subsequent Event

On February 11th, the Company's President Rex A. Morden tendered his resignation. Dr. Christopher William Gilluly assumed the position of interim President and CEO, with Chancey White acting as the principle accounting officer. Mr. Morden will continue to be available for service to the board of directors as a consultant if needed.

On February 8th, 2008 a note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $15,000 loaned to the Company. The Gilluly Note bears interest at 12% per annum, is unsecured and has a due date of December 31, 2008..

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

We have not achieved profitability to date, and anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2007 we had an accumulated deficit of $425,756. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Going Concern - We have experienced operating losses since our inception on March 15, 1990 through the period ended December 31, 2007. The financial statements have been prepared assuming we will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations. (See Financial Footnote 2) We believe we can provide enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended December 31, 2007, we did not generate any substantial revenues.

In our most recent nine month operating period ended December 31, 2007, we did not generate any revenues other than the receipt of a non-refundable deposit. During the nine months ended December 31, 2007 we had diminutive business activity and had a net gain of $49,350 as compared to a net gain of $12,473 for the same period ending December 31, 2006. All of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain our reporting status, and accrued interest on notes payable of $3,600 and $4,787 for the quarters ended December 31, 2007 and 2006, respectively.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2007. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

  Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Dated: February 12, 2008                   MOBILE NATION, INC.
                                           BY:  /S/ C.W. GILLULY
                                           ------------------------
                                           C.W. Gilluly
                                           Interim President, Chief Executive
                                           Officer, and Director (principal and
                                           executive officer)


Dated: February 12, 2008                   BY:  \S\  CHANCEY WHITE
                                              --------------------------
                                           Chancey White
                                           Secretary and Director
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