Form 10KSB
period 2008-03-31
MOBILE NATION INC
filed 2008-06-16
CIK 1083922

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-28585

Mobile Nation, Inc.
(Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Organization)	68-0427395 (IRS Employer Incorporation or Identification No.)

8463 W. Lake Mead Blvd.
Las Vegas, Nevada 89128
(Address of principal executive offices)

Issuer's telephone number (including area code): (702) 354-1358

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE
(Title of Class)

Check whether the issuer is not required to file a report pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒   No ☐

State issuer's revenue for its most recent fiscal year: zero

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of June 1st, 2008 was $104,535 based on the last sale price of $.1.01 as reported by the OTC Bulletin Board.

As of June 1st, 2008, the number of shares outstanding of the registrant's only class of common stock was 20,000,000.

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

Forward-Looking Statements

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We have based these statements on our beliefs and assumptions, based on information currently available to us.  These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance.  Our future results and requirements may differ materially from those described in the forward-looking statements.  Many of the factors that will determine these results and requirements are beyond our control.  In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

These forward-looking statements speak only as of the date of this report.  We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Pursuant to an Acquisition Agreement dated June 16, 2003 between the Company and Mobile Nation, Inc., a Nevada corporation, (the "Agreement"), and effective July 3, 2003, four million (4,000,000) post-reverse split shares of common stock of the Company were issued resulting in a change in control of the Company.  Pursuant to the Agreement, a new six member Board of Directors was elected and the then current officers and directors resigned.  As a part of the Agreement, the Company changed its name from Wolfstone Corporation to Mobile Nation, Inc. prior to closing; the Company effected a 50 to one reverse split of the then 3,603,400 currently issued and outstanding shares into 73,500 shares.

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

At this same time in October 2003, five of the directors tendered their resignations.  A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre- stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year.

In November 2003, the new director was granted 200,000 shares post stock split for services to be rendered for the balance of the calendar year.

In connection with the rescission of the transaction, a note payable (Affinity Note) in the amount of $75,000 was issued to Affinity Financial Group, Inc. for monies loaned to Mobile Nation during this period.  The Affinity Note has an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2008.  The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% of the market price of the stock at the time of the conversion.

On October 27, 2003 a note payable (Gilluly Note) was issued to a company director, C.W. Gilluly, for $50,000 loaned to the Company.  The Gilluly Note has an interest at 6% per annum, is unsecured and had an original due date of December 31, 2005.  On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2008.  A principal payment of $25,000 towards the principal amount of this note was paid on March 12, 2007.

On August 10, 2004 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the Company.  The Affinity Note has an interest at 8% per annum, is unsecured and had an original due date of December 31, 2005.  On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2008.

On September 24, 2004 a note payable (Morden Note) was issued to a company director Rex A. Morden for $5,000 loaned to the Company.  The Morden Note had an interest rate of eight percent (8%) per annum and was due in full with all accumulated interest on December 31, 2007.  The principal amount of this note was paid in full on January 25th, 2007.

On February 16, 2005 the board of Directors voted to effect a 1:10 reverse split, with an effective date of March 1, 2005.

On March 21, 2005 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $12,500 loaned to the Company.  The Affinity Note had an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2006.  The principal amount of this note was paid in full on January 25th, 2007.

On March 30, 2005 the company directors adopted a code of ethics.

On September 26, 2005 a note payable (Morden Note) was issued to a company director Rex A. Morden for $2,500 loaned to the company.  The Morden Note has an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2007.  The principal amount of this note was paid in full on January 25th, 2007.

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

On February 27, 2006 a note payable (Affinity Note) in the amount of $50,000 was issued to Affinity Financial Group, Inc. for monies loaned to the Company.  The Affinity Note has an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006.  On January 4, 2007, this note was renewed with the same terms and a due date of December 31, 2008.

On February 28, 2006 Affinity Financial Group, Inc. invoiced the company $25,000 for consulting fees related to the possible merger with Dental Spas.  The balance due was paid on December 15th, 2006.

On April 25, 2006 a note payable (Morden Note) was issued to a company director, Rex A. Morden, for $10,000 loaned to the company.  The Morden Note had an interest rate of eight percent (8%) per annum and was due in full with all accumulated interest on December 31, 2006.  The principal amount of this note was repaid on January 25, 2007.

On July 31, 2006 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the company.  The Affinity Note had an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006.  The principal amount of the note was paid in July, 2007 and subsequently accrued interest of $500 was paid, with a balance of $188 due and payable.

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

On January 4, 2007 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extended the due dates on all notes to December 31, 2007.

On March 9, 2007 the Company entered into a letter of intent (“LOI”) with M633, Inc., as a potential merger candidate.  In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000.  The “LOI” expired on June 9th, 2007.  However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007.  The extension was subject to an additional non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007.  The Company received an initial payment of $5,000 towards the extension on June 26, 2007.  The remaining balance was never received and the proposed extension was never consummated and the “LOI” agreement was terminated as outlined in the terms and conditions of the agreement on August 2, 2007.

On March 9, 2007 the Company entered into a finder's fee agreement with Capital Media Partners, LLC. Mobile Nation paid a fee of $25,000 in connection with the proposed merger with M633, Inc., the Company recorded this transaction as a merger expense.

On December 28, 2007 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for the $25,000 unpaid portion of the $50,000 short term advance to the Company in August, 2007.  The Note has an interest rate of ten percent (10%) per annum is unsecured and due on or before December 31, 2008.  As an inducement to payoff, the note interest was waived and the note was paid in full in February 2008.

On February 8, 2008 a note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $15,000 loaned to the Company.  The Gilluly Note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.

On February 12, the Company’s President Rex A. Morden tendered his resignation.  Dr. C. W. Gilluly assumed the position of interim President and CEO, with Chancey White acting as the principle accounting officer.

On April 28, 2008 the annual meeting of the shareholders was held.  The majority shareholders elected C.W. Gilluly as Chairman of the board of directors, and Ms. Chancey White and Dr. Gilluly were re-elected as Officers and Directors for the coming year.

On April 30, 2008 the note holders, Affinity Financial Group, Inc, and C.W. Gilluly, extended the due dates on all notes to December 31, 2008.

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

The Company is currently seeking to find a suitable business combination.  However, there can be no assurance that the Company will be successful in completing a transaction or able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business.  The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Employees

At March 31, 2008, the Company used the services of two consultants, both of whom serve as officers of the Company.  The Company has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at: 8463 West Lake Mead Blvd, Las Vegas, Nevada 89128, Phone: 702-354-1358.  This space is provided by one of the Directors of the Company at no cost to the Company.

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

Market Information

The common stock of the Company is currently quoted on the OTC Bulletin Board Pink Sheets under the stock symbol: MTNT.  There has been little or no trading activity and the market for the Company's Common Stock is extremely limited at present.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly period		High	Low
2007:
	First Quarter (January 1 - March 31)	3.00	1.05
	Second Quarter (April 1 - June 30)	3.00	1.05
	Third Quarter (July 1 - September 30)	3.00	1.05
	Fourth Quarter (October 1 - December 31)	1.05	0.35
2008:		0.35	0.35
	First Quarter (January 1 - March 31)	0.35	0.35

Holders

The number of holders of record of common stock as of May 18, 2008 was seven hundred sixty (760).

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On July 3, 2003, the Board and shareholders of Wolfstone effected a 1-for-50- share reversal resulting in a total of 73,500 shares of common stock outstanding remaining in Wolfstone.  Additionally, the Board issued 4,000,000 shares of common stock to Mobile Nation, Inc. in anticipation of a proposed merger of the two companies.  The proposed merger that caused the issuance of the 4,000,000 shares of common stock to Mobile Nation was rescinded in October 2003, and 3,520,000 shares of common stock were returned to the treasury and cancelled.

At this same time, in October, 2003, five of the directors tendered their resignations.  A new director was added to the remaining two-man Board of Directors to pursue alternative business opportunities, a 10-for-1 stock split was affected and members of the Board of Directors retained the 480,000 pre- stock split shares (4,800,000 post split shares) of restricted common stock for management services rendered and to be rendered over the balance of the calendar year in pursuing and assessing various options and strategies for the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including among others:

You can identify forward-looking statements generally by the use of forward- looking terminology such as "believes," "expects,"  "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions.  You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this report.  A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.  Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward- looking statements.

General

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

The Company has not achieved profitability to date and we anticipate that we will continue to incur losses for the foreseeable future.  As of our fiscal years ending March 31, 2008 and 2007, we had an accumulated deficit of approximately $408,662 and $450,893 respectively.  There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

Results of Operations

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

Liquidity and Capital Resources

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the fiscal years ended March 31, 2007 and 2008. Further, inflation is not expected to have any significant effect on the future operations of the Company.

Impact of New Accounting Pronouncements

During the past several fiscal years, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB), the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles and SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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

We have no history of significant revenues, have not been profitable and may experience continued losses.  Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow.  As of our fiscal year ended March 31, 2008, we had an accumulated deficit of $408,662.  We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.

Our independent auditors have issued a report questioning our ability to continue as a going concern.  This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statement for the fiscal year ended March 31, 2008 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit.  This report raises substantial doubt about our ability to continue as a going concern.  A report of independent auditors questioning a company's ability to continue as a going concern is generally viewed unfavorably by analysts and investors.  This report may make it difficult for us to raise additional debt or equity financing.  We urge potential investors to review this report before making a decision to invest.

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

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations that often have been unrelated to the performance of the related corporations.  The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

•	variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
•	changes in market valuations of similar companies and stock market price and volume fluctuations generally;
•	economic conditions specific to the industries in which we operate;
•	future sales of our common stock or other debt or equity securities.

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

Turner Stone & Company, LLP
12700 Park Central Drive
Suite 1400
Dallas, Texas 75251

Board of Directors and Stockholders
Mobile Nation, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Mobile Nation, Inc., (the Company) (a development stage company) as of March 31, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2008 and 2007 and for the period March 15, 1990 (inception) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Nation, Inc., at March 31, 2008, and the results of its operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants
June 9, 2008

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2008

Assets
Current assets:
Cash	$8,686
Total assets	$8,686

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued interest payable, a related party	$24,814
Notes payable, directors	40,000
Notes payable, AFG, a related party	55,000
Convertible note payable, AFG a related party	75,000
Total current liabilities	194,814
Commitments and contingencies (Note 3)

Stockholders’ deficit:
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	-
Common stock, $.001 par value, 20,000,000 shares authorized, 573,500 shares issued and outstanding	574
Additional paid-in capital	221,960
Deficit accumulated during the development stage	(408,662)
Total stockholders’ deficit	(186,128)
Total liabilities and stockholders’ deficit	$8,686

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2008

	2008		2007		Cumulative from Inception
Revenues	$		$		$

Operating expenses:
General and administrative		22,930		22,432		429,023
Operating loss		(22,930)		(22,432)		(429,023)

Other income (expense):
Merger fee income		105,000		50,000		165,000
Merger fee expense		(25,000)		(5,000)		(80,000)
Interest expense		(14,839)		(18,486)		(64,639)
Total other income		65,161		26,514		20,361

Income (loss) before provision for income taxes		42,231		4,082		(408,662)
Provision for income taxes		(14,359)		(1,388)
Federal income tax benefit for utilization of net operating loss carry forwards		14,359		1,388
Net income (loss)		$42,231		$4,082	$	(408,662)

Weighted average shares outstanding:
Basic		573,500		573,500
Diluted		869,796		869,796

Net income per share:
Basic		$0.07		$0.01
Diluted		$0.06		$0.01

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 15, 1990			$40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(378,704)	(378,704)

Balance at March 31, 2005			573,500	574	221,960	(378,999)	(156,465)
Net loss						(75,976)	(75,976)

Balance at March 31, 2006			573,500	574	221,960	(454,975)	(232,441)
Net income						4,082	4,082

Balance at March 31, 2007			573,500	574	221,960	(450,893)	(228,359)
Net income						42,231	42,231

Balance at March 31, 2008		$-	573,500	$574	$221,960	$(408,662)	$(186,128)

The accompanying notes are an integral part of the financial statements.

MOBILE NATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2008

	2008	2007	Cumulative from Inception
Cash flows from operating activities:
Net income (loss)	$42,231	$4,082	$(408,662)
Adjustment to reconcile net income (loss)
to net cash used in operating activities:
Fair value of salaries donated as capital			151,500
Common stock issued for services			25,053
(Increase) decrease in prepaid expenses	25,000	(25,000)
Increase (decrease) in accounts payable		(2,500)
Increase (decrease) in accrued interest payable	(24,986)	18,587	24,814
Increase (decrease) in non-refundable deposits	(100,000)		(100,000)
Net cash used in operating activities	(57,755)	(4,831)	(307,295)

Cash flows from investing activities:
Advances to former stockholders			(14,018)
Repayment of advances from former stockholders			14,018
Advances from stockholders			22,725
Net cash provided by investing activities	-	-	22,725

Cash flows from financing activities:
Proceeds from contributed capital			23,256
Proceeds from non-refundable deposits		100,000	100,000
Proceeds from notes payable, AFG	60,000	7,500	142,500
Repayment of notes payable, AFG	(67,500)	(12,500)	(87,500)
Proceeds from convertible note payable, AFG			77,700
Repayments of convertible note payable			(2,700)
Proceeds from note payable, directors	15,000	10,000	82,500
Repayment of notes payable, directors		(42,500)	(42,500)
Proceeds from advance, AFG	25,000		25,000
Repayment from advance, AFG	(25,000)		(25,000)
Net cash provided by financing activities	7,500	62,500	293,256

Net increase (decrease) in cash	(50,255)	57,669	8,686
Cash at beginning of period	58,941	1,272
Cash at end of period	$8,686	$58,941	$8,686

Supplemental Schedule of Non-Cash Investing and Financing Activities

	2008	2007	Cumulative from Inception
Stockholder advances forgiven and converted to additional paid-in capital	$	$	$22,725
Issuance of preferred stock in exchange for services (converted to common stock)			2,200

The accompanying notes are an integral part of the financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mobile Nation, Inc. (the Company) was incorporated in the state of Delaware on March 15, 1990 under the name Integrated Direct, Inc. (IDI).  IDI operated a direct mail business until it filed for protection under Chapter 11 of the bankruptcy code on September 22, 1992.  On June 8, 1994, the case was converted to Chapter 7 and on December 17, 1998 IDI was discharged from its debts and it emerged from bankruptcy.  On February 23, 1999, IDI reincorporated in the state of Nevada and issued 40 common stock shares in exchange for all of the 5,905,735 common stock shares of IDI, effecting a 20 to 1 reverse stock split and changing its domicile from Delaware to Nevada.  On that date, IDI changed its name to Wolfstone Corporation (Wolfstone).  There were no assets or liabilities of IDI prior to this transaction.  Between April 1999, and August 2003, Wolfstone attempted three merger/acquisitions but was not able to raise sufficient capital to support the transactions.  In June 2003, an attempted merger with Mobile Nation, Inc. was established by issuing 4,000,000 shares of common stock.  Mobile Nation, Inc.’s management assumed substantial control of Wolfstone and the Company’s name was changed to Mobile Nation, Inc.  In October 2003, the parties in the above transaction returned 3,520,000 securities issued with no claims or rights to the assets optioned in the original plan, effectively rescinding the transaction.  The Company is in the development stage and is currently assessing various business options and strategies.

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

Asset Purchase Agreement and subsequent termination

On May 4, 2004, the Company entered into an Asset Purchase Agreement (Agreement)pursuant to Section 363 of the United States Bankruptcy Code to purchase the Assets of Lodging & Gaming Systems, Inc. (LGS) and Gamet Technologies, Inc. (GAMET).  Both companies are incorporated in the State of Nevada.  LGS and GAMET are in the business of developing, manufacturing and selling software technologies for casino management systems and operations.

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

On December 8, 2006, the Company entered into a letter of intent ("LOI") with The World Series of Golf, Inc., as a potential merger candidate. The Company received a non-refundable deposit in the amount of $50,000. The agreement "LOI" expired on March 8th, 2007. The proposed transaction was never consummated. The agreement was terminated as outlined in the terms of the agreement.

On March 9, 2007 the Company entered into a letter of intent (“LOI”) with M633, Inc., as a potential merger candidate.  In accordance with the terms of the LOI, the Company received a non-refundable deposit in the amount of $100,000.  The “LOI” expired on June 9, 2007.  However, on June 25, 2007 the Company agreed to extend the proposed closing date to September 30, 2007.  The extension was subject to an additional non-refundable deposit of $25,000 being paid to the Company on or before July 31, 2007.  The Company received an initial payment of $5000 towards the extension on June 26, 2007.  The remaining balance was never received and the proposed extension was never consummated and the “LOI” agreement was terminated as outlined in the terms and conditions of the agreement on August 2, 2007.

On March 9, 2007 the Company entered into a finder's fee agreement with Capital Media Partners, LLC. Mobile Nation paid a fee of $25,000 in connection with the proposed merger with M633, Inc., the Company recorded this transaction as a merger expense.

On May 20, 2008, the Company entered into a Share Purchase Agreement with Mongsource USA, LLC (“Mongsource USA”), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction is expected to close on or before July 31, 2008.

Basis of  Presentation

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2008, the Company has not recognized any substantial revenue to date and has accumulated operating losses of $408,662 since its inception.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.  See Note 7 regarding the recent Share Purchase Agreement.

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

At March 31, 2008, none of the Company's cash held in banks was in excess of FDIC insurance coverage.  The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant risks affecting cash.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of less than three months to be cash equivalents.

None of the Company's cash is restricted.  Additionally, no taxes were paid during each of the years ended March 31, 2008 and 2007 or during the period March 15, 1990 (inception) through March 31, 2008.

Net income (loss) per common share

In accordance with Financial Accounting Standard No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the convertible note payable (Note 4).  Diluted loss per share amounts are computed by dividing the net income (loss) by the weighted average number of common stock shares outstanding plus the assumed conversion of the convertible note payable, including the outstanding interest of $ 7,963  into an equivalent number of common stock shares.

For the years ended March 31, 2008 and 2007, basic income or loss per share amounts are based on 573,500 weighted average shares of common stock outstanding.  For the years ending March 31, 2008 and 2007 the diluted earnings per share amounts are based on 869,500 weighted average shares of common stock outstanding.

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

Stock options and warrants

As of March 31, 2008 and during the period March 15, 1990 (inception) through March 31, 2008, the Company has not adopted any employee stock option plans and no other stock options or warrants have been granted or issued.

3.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's office facilities are currently being provided without charge by a Company director.  The fair rental value of this space provided is not material.  At March 31, 2008, the Company was not obligated under any non-cancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  However, the Company is currently not a party to any legal proceeding, pending or threatened.

4.  RELATED PARTY TRANSACTIONS

Advances from stockholders/officers

During the period March 15, 1990 (inception) through March 31, 2003, the Company received a total of $22,725 of non-interest bearing advances from its stockholders/officers.  The advances were due upon demand as funds were available and were unsecured.  On March 31, 2003, all $22,725 of these advances were contributed to the Company as additional paid-in capital.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director.  This note has an interest rate of 6% per annum, is unsecured and had an original due date of December 31, 2005.  On April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008.  On March 12, 2007 a payment of $25,000 was made on the principal amount.  As of March 31, 2008, accrued interest payable totaled $11,354.

On February 8th, 2008 a note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $15,000 loaned to the Company.  The Gilluly Note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.   As of March 31, 2008, accrued interest payable totaled $252.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director.  This note had an interest rate of 8% per annum, was unsecured and had an original due date of December 31, 2005.  On January 25, 2007, the principal amount of the note was paid in full.  At March 31, 2007, accrued interest payable totaled $934.  The $907 of interest was paid in May 2007 with $27 payable at March 31, 2008.

During the year ended March 31, 2006, the Company received $2,500 from the Company's President and director.  This note had an interest rate of 10% per annum, was unsecured and due on or before December 31, 2006.  On January 25, 2007, the principal amount of the note was paid in full.  At March 31, 2007, accrued interest payable totaled $267.  The interest was paid in full in May 2007.

In April 2006, the Company received $10,000 from the Company's president and director.  This note had an interest rate of 10% per annum, was unsecured and was due on or before December 31, 2006.  On January 25, 2007, the principal amount of the note was paid in full.  At March 31, 2007, accrued interest payable totaled $600. The interest was paid in full in May 2007.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (AFG).  AFG is wholly owned by Rex A. Morden, a former director and officer of the Company.  The notes have an interest rate of 8% per annum, are unsecured and had an original due date of December 31, 2005. April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008. On January 25, 2007, a payment of $12,500 was applied to the principal amount.  Accrued interest paid during the year totaled $983 with an accrued payable of $473 at March 31, 2008.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable.  The note has an interest rate of 10% per annum, is unsecured and due on or before December 31, 2006.  On April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008.  Accrued interest paid during the year totaled $6,582 with an accrued payable of $4,557 at March 31, 2008.

On July 31, 2006, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company.  The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006, and then extended to December 31, 2007.  The principal amount of the note was paid in July, 2007 and subsequently accrued interest of $500 was paid, with a balance of $188 due and payable at March 31, 2008.

On December 28, 2007, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for the $25,000 unpaid portion of the $50,000 short term advance to the Company in August, 2007.  The Note bears an interest rate of ten percent (10%) per annum is unsecured and due on or before December 31, 2008.  As an inducement to payoff, the note interest was waived and the note was paid in full in February 2008.

On March 9th, 2007, the Company entered into a finder's fee agreement with Capital Media Partners, LLC. Mobile Nation paid a fee of $25,000 in connection with the proposed merger with M633, Inc., the Company recorded this transaction as a merger expense.

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable.  During the year ended March 31, 2005, $2,700 of this amount was repaid.  The Affinity Note is at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006.  The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest.  On April 30, 2008, the due date on this note was extended to December 31, 2008.  Accrued interest paid during the year totaled $27,865 with an accrued payable of $7,963 at March 31, 2008.

5.  INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At March 31, 2008 the Company had a deferred tax asset totaling approximately $138,818 which relates to the Company's cumulative net operating loss carry forward totaling approximately $408,289 and timing differences relating to the deductibility of accrued interest to related parties.  This deferred tax asset has been fully offset by a valuation allowance.  The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense (benefit) at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2008 and 2007 and for the period March 15, 1990 (inception) through March 31, 2008 is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period March 15, 1990 (inception) through March 31, 2008
Tax expense is as follows	$14,359	$1,388	$(138,945)
(Decrease) increase in valuation allowance	(14,359)	(1,388)	138,945
	$0	$0	$0

The Company uses the accrual method of accounting for income tax reporting purposes.  At March 31, 2008, the significant components of the Company's deferred tax asset are summarized as follows:

Deferred tax assets:
Interest on related party debt	$5,045
Net operating loss carry forwards	132,549
Other	1,351
Less valuation allowance	(138,945)
Net deferred tax asset	$-

6.  RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 and FAS 162, The Hierarchy of Generally Accepted Accounting Principles. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

7.  SUBSEQUENT EVENTS

On May 20, 2008, the Company entered into a Share Purchase Agreement with Mongsource USA, LLC (“Mongsource USA”), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction is expected to close on or before July 31, 2008.

On May 26, 2008, the Company paid the remaining principal balance of $25,000 due on a note to C.W. Gilluly dated October 27, 2003. The interest remains unpaid and is to be resolved on or before the proposed closing date of July 31, 2008 with Mongsource USA.

On May 28th, 2008, the Company paid the principal amount owed AFG, Inc. on the convertible note of $75,000. As an inducement, AFG, Inc. waived any and all stock conversion rights to the remaining interest owed. The interest on the note remains unpaid and is to be resolved on or before the proposed closing date of July 31, 2008 with Mongsource USA.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROL AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were not effective with respect to the Company’s Cash Flow Statement and related party transactions. As of the date of this filling management has addressed this issue to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended March 31, 2008, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B - Others

None
PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Mobile Nation, Inc.
Name	Age	Position
Christopher William ("C.W.") Gilluly	62	President, CEO, and Director
Chancey White	34	Secretary, Treasurer and Director

Director's and Officer's Experience

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

Chancey White, Secretary, Director, Ms. White began her professional career heading up public relations and overseeing the daily operations for the corporate offices of a publicly traded biotech company.  Ms. White also handled public relations, marketing strategies, and business development for The Effects Network, a privately held Nevada corporation providing specialty design and fabrications for the gaming, tourism, and entertainment industries.  Ms. White was the director of business development for The Keith Companies, Inc. a NASDAQ listed engineering & consulting services firm based on the west coast.  Additionally Mrs. White was Vice President of Plise Development and Construction, LLC, a Nevada based company that specializes in the development and construction of professional/medical office, warehouse and retail space.  Most recently Ms. White co-founded and launched Executive Health and Wellness Center a concierge medical center in Las Vegas.  Ms. White graduated from the University of Nevada, Las Vegas majoring in Communications Studies and Public Relations.

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

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2008 were complied with.

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

Code of Ethics

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

ITEM 10.  EXECUTIVE COMPENSATION

As a result of the Company's current limited available cash, no officer or director received cash compensation during the fiscal year ended March 31, 2008. Mobile Nation, Inc. intends to pay salaries when cash flow permits.  The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information concerning the beneficial ownership of the Company's outstanding common stock as of May 26, 2008, by each person known by Mobile Nation, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group.  Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect  o their shares of common stock except to the  extent that authority is shared by spouses under applicable law.  The number and percentage of shares beneficially owned also assumes that shares of common stock to options and other rights that are currently exercisable within 60 days of May 26, 2008 are deemed to be outstanding and beneficially owned.

Name and Address of Beneficial Owner (1) (2)	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock
Chancey White - Secretary/Treasurer	450,515	78.56%
Dr. C.W. Gilluly – President/CEO	20,000	3.49%
All Officers and Directors as a group	470,515	82.00%
All others as a group	103,500	18.00%
Total	573,500	100.00%

(1)  The address of each director and executive officer named in this table is c/o Mobile Nation, Inc, 8464 W. Lake Mead Blvd., Las Vegas, NV  89128.  Dr. Gilluly and Ms. White are directors and executive officers of Mobile Nation, Inc.

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

A note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $75,000, which was loaned to the Company in July 2003.  The note has an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2008.  The Affinity Note is convertible, at the holder's option, into the Company's common stock at a conversion rate of 80% market price of the stock at the time of the conversion.

A note payable (Gilluly Note) was issued to a company director, C.W.  Gilluly for $50,000 loaned to the company on October 27, 2003.  The Gilluly Note has an interest rate of six percent (6%) per annum and is due in full with all accumulated interest on December 31, 2008.  The principal amount due was reduced to $25,000 on March 12, 2007.

On August 10, 2004, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $5,000 loaned to the company.  The Note has an interest rate of eight percent (8%) per annum, is unsecured and has a due date of December 31, 2008.

On September 24, 2004, a note payable (Morden Note) was issued to a company director for $5,000 loaned to the company.  The Morden Note had an interest rate of eight percent (8%) per annum and was due in full with all accumulated interest on December 31, 2007.  The note and interest was paid in full in May 2007.

On March 21, 2005 a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $17,500 loaned to the company.  The Affinity Note has an interest rate of eight percent (8%) per annum and is due in full with all accumulated interest on December 31, 2008.

On September 26, 2005, a note payable (Morden Note) was issued to a company director for $2,500 loaned to the company.  The Morden Note had an interest rate of eight percent (8%) per annum and was due in full with all accumulated interest on December 31, 2007.  The note and interest was paid in full in May 2007.

On February 27, 2006, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $50,000 loaned to the company.  The Affinity Note has an interest rate of eight percent (10%) per annum and is due in full with all accumulated interest on December 31, 2008.

On April 25, 2006, a note payable (Morden Note) was issued to a company director for $10,000 loaned to the company.  The Morden Note had an interest rate of eight percent (10%) per annum and was due in full with all accumulated interest on December 31, 2006. The note and interest was paid in full in May 2007.

On July 31, 2006, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the company.  The Affinity Note had an interest rate of ten percent (10%) per annum and is due in full with all accumulated interest on December 31, 2007.  The note and interest was paid in full in July 2007.

On December 28, 2007, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for the $25,000 unpaid portion of the $50,000 short term advance to the Company in August, 2007.  The Note had an interest rate of ten percent (10%) per annum was unsecured and due on or before December 31, 2008.  As an inducement to payoff, the note interest was waived and the note was paid in full in February 2008.

A note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $15,000 loaned to the Company on February 8th, 2008.  The Gilluly Note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT NO.	DOCUMENT DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Mobile Nation for the audit and other  services provided by Turner Stone & Company, LLP.

	2008	2007
Audit Fees	$20,195	$18,518
Audit - Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$20,195	$18,518

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE NATION, INC.

Dated: June 16, 2008
BY: /s/ C.W. GILLULY
C.W. Gilluly
President, Chief Executive Officer, Director
(Principal Executive Officer)

Dated: June 16, 2008
BY: /s/ CHANCEY WHITE
Chancey White
Secretary and Treasurer, Director
(Principal Accounting Officer)

EXHIBITS FILED WITH THIS REPORT ON FORM 10-KSB

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002