Form 10-Q
period 2008-06-30
MOBILE NATION INC
filed 2008-08-14
CIK 1083922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to____________

Commission File Number 0-23000

Mobile Nation, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Organization)	68-0427395 (IRS Employer Incorporation or Identification No.)

7377 E. Doubletree Ranch Rd. #290
Scottsdale, AZ 85258
 (Address of principal executive offices)

Issuer's telephone number (including area code): (480) 368-1829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $.001 par value	20,000,000

MOBILE NATION, INC.
(A Development Stage Enterprise)

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOBILE NATION, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,	March 31,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$777	$8,686
Subscription receivable	100,000	—
TOTAL CURRENT ASSETS	100,777	8,686
TOTAL ASSETS	$100,777	$8,686

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued interest payable, a related party	$32,576	$24,814
Notes payable, directors	15,000	40,000
Notes payable, AFG, a related party	50,000	55,000
Convertible note payable, AFG a related party	—	75,000

TOTAL CURRENT LIABILITIES	97,576	194,814

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 20,000,000 shares authorized, 573,500 issued and outstanding at June 30, 2008 and March 31, 2008	574	574
Additional paid in capital	229,460	221,960
Stock not issued	200,000	—
Accumulated deficit	(426,833)	(408,662)
Total stockholders’ equity (deficit)	3,201	(186,128)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100,777	$8,686

See accompanying notes to the financial statements.

MOBILE NATION, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,				From March 15, 1990
	2008		2007		(Inception) to June 30, 2008
REVENUES	$		$		$
COST OF SALES		—		—	—
GROSS PROFIT		—		—	—
OPERATING EXPENSES
Selling, general and administrative expenses		10,410		13,686	439,433
Total operating expenses		10,410		13,686	439,433
LOSS FROM OPERATIONS		(10,410)		(13,686)	(439,433)
Interest income and other, net		(7,762)		(3,787)	12,599
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(18,172)		$(17,473)	$(426,834)

NET LOSS PER SHARE OF COMMON STOCK—		$(0.03)		$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING—		573,500		573,500

See accompanying notes to the financial statements.

MOBILE NATION, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended June 30,		From March15, 1990 (Inception) to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(18,172)	$(17,473	$(426,833)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Fair value of salaries donated as capital	—	—	151,500
Common stock issued for services	—	—	25,053
Increase (decrease) in non-refundable deposits	—	—	(100,000)
Accounts payable	—	10,000	—
Accrued interest	7,763	(1,751	7,762
Net cash used in operating activities	(10,409)	(9,224	(317,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from committed common stock	100,000	—	100,000
Proceeds from non-refundable deposits	—	5,000
Other	7,500	—	7,500
Proceeds from contributed capital			23,256
Proceeds from non-refundable deposits			100,000
Net proceeds from issuance of debt	—	—	350,425
Repayment of debt	(105,000)	—	(262,700)
Net cash provided by financing activities	2,500	5,000	318,481
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,909)	(4,224	777
CASH AND CASH EQUIVALENTS, Beginning of period	8,686	58,941	—
CASH AND CASH EQUIVALENTS, End of period	$777	$54,717	$777

	Quarters Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$(3,787)
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
None

See accompanying notes to the financial statements.

MOBILE NATION, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background - Mobile Nation, Inc. ("Mobile Nation", "Company", "We" or "Our") seeks suitable exploration licenses for the mining of precious metals.  We are a development stage enterprise.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc $200,000, or $0.0103 per share. The transaction closed on July 8, 2008. The subscription receivable of $100,000 was collected on July 8, 2008.

Current Operations and Background — Mobile Nation, Inc. ("Mobile Nation", "Company", “We” or “Our”) seeks suitable exploration licenses for the mining of precious metals.  We are a development stage enterprise.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have has suffered recurring losses from operations since our inception and have an accumulated deficit of $426,833 at June 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2008 included in our Annual Report on Form 10-KSB. The results of the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending March 31, 2009.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. We have chosen to adopt SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, we recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

         SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters ended June 30, 2008 and 2007 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable and notes payable.  The carrying values of cash and accounts payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

NOTE 2 – NOTE PAYABLE.

Notes payable, directors

During the year ended March 31, 2004, the Company received $50,000 from a director.  This note has an interest rate of 6% per annum, is unsecured and had an original due date of December 31, 2005.  On April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008.  On March 12, 2007 a payment of $25,000 was made on the principal amount.  As of June 30, 2008, accrued interest payable totaled $11,354.

On February 8th, 2008 a note payable (Gilluly Note) was issued to a Company director, C.W. Gilluly, for $15,000 loaned to the Company.  The Gilluly Note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.   As of June 30, 2008, accrued interest payable totaled $252.

During the year ended March 31, 2005, the Company received $5,000 from the Company's President and director.  This note had an interest rate of 8% per annum, was unsecured and had an original due date of December 31, 2005.  On January 25, 2007, the principal amount of the note was paid in full.  At March 31, 2007, accrued interest payable totaled $934.  The $907 of interest was paid in May 2007 with $27 payable at June 30, 2008.

Notes payable, AFG

During the year ended March 31, 2005, the Company received a total of $17,500 from Affinity Financial Group, Inc. (“AFG”).  AFG is wholly owned by Rex A. Morden, a former director and officer of the Company.  The notes have an interest rate of 8% per annum, are unsecured and had an original due date of December 31, 2005. April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008. On January 25, 2007, a payment of $12,500 was applied to the principal amount.  Accrued interest paid during the year totaled $983 with an accrued payable of $473 at June 30, 2008.

During the year ended March 31, 2006, the Company received $50,000 from AFG in exchange for a note payable.  The note has an interest rate of 10% per annum, is unsecured and due on or before December 31, 2006.  On April 30, 2008, this note was renewed with the same terms and a due date of December 31, 2008.  Accrued interest paid during the year totaled $6,582 with an accrued payable of $4,557 at June 30, 2008.

On July 31, 2006, a note payable (Affinity Note) was issued to Affinity Financial Group, Inc. for $7,500 loaned to the Company.  The Affinity Note was at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006, and then extended to December 31, 2008.  The principal amount of the note was paid in July, 2007 and subsequently accrued interest of $500 was paid, with a balance of $188 due and payable at June 30, 2008.

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

Convertible note payable, AFG

During the year ended March 31, 2004, the Company received $77,700 from AFG in exchange for a convertible note payable.  During the year ended March 31, 2005, $2,700 of this amount was repaid.  The Affinity Note is at an interest rate of ten percent (10%) per annum and had an original due date of December 31, 2006.  The note is unsecured, due upon demand and is convertible, at the option of the holder, into common shares at 80% of the then current market price at any time prior to the repayment of the principal and any accumulated accrued interest.  On April 30, 2008, the due date on this note was extended to December 31, 2008.  Accrued interest paid during the year ended March 31, 2008 totaled $27,865 with an accrued payable of $7,963 at June 30, 2008.

Subsequent event

On July 8, 2008, all debts and accrued interest were satisfied.

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsouce USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 10 percent (10%) per annum, compounded annually.

NOTE 3 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of June 30, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended March 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-KSB for the year ended March 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

We seek suitable exploration licenses for the mining of precious metals.  We are a development stage enterprise.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

Critical Accounting Policies and Estimates

           The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters Ended June 30, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,410 and $13,686 for the quarters ended June 30, 2008 and 2007, respectively.

Interest Income, Interest Expense and Other

Interest expense was $7,762 and $3,787 for the quarters ended June 30, 2008 and 2007, respectively, an increase in expense of $3,975.  The increase is principally due to the higher amount of debt.

Liquidity and Capital Resources

Net cash used in operating activities was $10,409 and $9,224 in the three months ended June 30, 2008 and 2007, respectively.

Net cash provided by financing activities was $2,500 and 5,000 in the three months ended June 30, 2008 and 2007, respectively.  The difference in cash provided by financing activities was primarily due to the proceeds from committed common stock of $100,000 and the repayment of debt of $105,000.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on or before July 8, 2008.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsouce USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 10 percent (10%) per annum, compounded annually.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important items. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.
Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of June 30, 2008, we had an accumulated deficit of $426,833.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, Mongsource has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

We are a development stage company seeking to acquire exploration licenses for the mining of precious metals and may not be successful.

Mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations, we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline, this could make any ore we have on our mining claims be uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

We face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit, we become more and more unattractive in the eyes of investors. For the short term, this is less of an issue because we have enough funds to complete the first phase of our exploration program. However, over the long term this can become a serious issue that can be difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders.

The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, the opportunities for a private company transaction, administrative and tax filings during or associated with our seeking a private company transaction or any subsequent dissolution, potential claim settlements with creditors, and unexpected or greater than expected operating costs associated with any potential private company transaction or any subsequent liquidation. Furthermore, we cannot provide any assurances that we will actually make any distributions.  Any amounts we actually distribute to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses incurred while seeking a private company transaction or any subsequent dissolution, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

In the event of liquidation, our Board of Directors may at any time turn management of the liquidation over to a third party, and our directors may resign from our board at that time.

If we are unable to find or consummate a suitable private company transaction, our directors may at any time turn our management over to a third party to commence or complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our directors may resign from our board at that time. If management is turned over to a third party and our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the SEC, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities,  in the event of dissolution, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

In the event of dissolution or a distribution of substantially all our assets, pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that any contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended March 31, 2008.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to pursue or consummate a private company transaction.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to engage in a private company transaction. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to engage in a private company transaction on terms more favorable to us.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the Pinksheets and is considered a "penny stock." The Pinksheets is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 1,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -  Our management, with the participation of our interim president, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our interim president concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting -  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE NATION, INC.

Date: August 14, 2008	/s/ PHILIP LIU
Name: Philip Liu
Title: Chief Executive Officer

Date: August 14, 2008	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.