Form 10-Q
period 2008-09-30
AuraSource, Inc.
filed 2008-11-10
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-28585

AuraSource, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	68-0427395 (IRS Employer Identification No.)

7377 E. Doubletree Ranch Rd. #288
Scottsdale, AZ 85258
 (Address of principal executive offices, zip code)

Registrant's telephone number (including area code): (480) 368-1829

Mobile Nation, Inc.
(Former name former address and former fiscal year, if changed since last report)

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $.001 par value	20,000,000

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets — September 30, 2008 (Unaudited) and March 31, 2008
Statements of Operations (Unaudited) — Quarters and six months ended September 30, 2008 and 2007
Statements of Cash Flows (Unaudited) —Six months ended September 30, 2008 and 2007
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6.	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AuraSource, Inc.
(Formally Known as Mobile Nation, Inc.)
Balance Sheets

	September 30,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash & cash equivalents	$131,372	$8,686
Fixed assets	2,059	-

Total assets	$133,431	$8,686

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$25,244	$-
Accrued interest payable, a related party	554	24,814
Notes payable, related party	183,725	170,000

Total current liabilities	209,523	194,814

Commitments and contingencies

Shareholders' deficit
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 20,000,000 shares authorized, 20,000,000 and 573,500 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively.	20,000	574
Additional paid in capital	410,034	221,960
Accumulated deficit	(506,126)	(408,662)
Total shareholders' deficit	(76,092)	(186,128)

Total liabilities and shareholders' deficit	$133,431	$8,686

The accompanying notes are an integral part of these financial statements.

AuraSource, Inc.
(Formally Known as Mobile Nation, Inc.)
Statements of Operations
For the Three Month Periods and Six Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	For the three month periods ended		For the six month periods ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General & administrative expenses	78,738	3,094	89,148	16,780
Total operating expenses	78,738	3,094	89,148	16,780

Loss from operations	(78,738)	(3,094)	(89,148)	(16,780)

Other income (expenses):
Other income (expense)	(554)	76,400	(8,316)	72,613

Net Income / (loss) applicable to common stockholders	$(79,292)	$73,306	$(97,464)	$55,833

Basic & Dilutive Income / (Loss) per share	$(0.00)	$0.13	$(0.01)	$0.10

Weighted average shares outstanding	20,000,000	573,500	10,286,750	573,500

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

AuraSource, Inc.
(Formally Known as Mobile Nation, Inc.)
Statements of Cash Flows
For the Six Month Periods Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income / (loss)	$(97,464)	$55,833
Changes in operating assets and liabilities:
Prepaid expenses	-	25,000
Accounts payable and accrued expenses	25,244	-
Interest payable	(24,814)	(32,438)
Non-refundable deposits	-	(100,000)
Net cash used in operating activities	(97,034)	(51,605)

Cash flows from investing activities :
Capital equipment purchases	(2,059)	-
Net cash used in investing activities	(2,059)	-

Cash flows from financial activities
Proceeds from issuance of common stock	200,000	-
Offering costs	7,500	-
Net proceeds from issuance of note	184,279	25,000
Repayment of debt	(170,000)	(7,500)
Net cash provided by financial activities	221,779	17,500

Net change in cash and cash equivalents	122,686	(34,105)

Cash and cash equivalents - beginning balance	8,686	58,941

Cash and cash equivalents - ending balance	$131,372	$24,836

Supplemental disclosure of cash flows information:
Cash received/(paid) during the period for:
Interest	$(32,576)	$(3,787)
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AURASOURCE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc., a Nevada corporation ("AuraSource", "Company", “We” or “Our”) seeks suitable exploration licenses for the mining of precious metals.  In July 2008, we changed our name from Mobile Nation, Inc. to AuraSource, Inc. after Mongsource USA, LLC (“Mongsource USA”) acquired a majority interest in us for the purpose of exploring and developing mineral resources in Mongolia, Guinea, China and other international markets. Through a series of exploration license acquisition transactions with Mongsource USA, Mongsource MN LLC (“Mongsource MN”) and Société Guinea Consultant International (LTD) Sarl. (“GCI), we obtained three gold and other mineral exploration licenses in Mongolia, one gold exploration license in Guinea, and three exploration licenses for bauxite in Guinea.

We are in discussions with potential strategic partners and our goal is to secure strategic partners in China, Mongolia and Guinea, for mining infrastructure development, exploration, mining, and industrial mineral processing through different joint ventures.

We plan to develop our business by:

•	Acquiring and developing mining licenses for the purposes of exploration, development and production of gold and bauxite.

•	Developing commercial opportunities in mining and related industrial sectors.

•
Developing mining facilities and other infrastructure on a commercial scale to achieve our mining and industrial objectives and generate cash flow through the exploitation of third party joint venture requirements.

•	Forming strategic partnerships with global industrial players and Chinese, state-owned enterprises to access investment capital and local market networks for the development of our business projects.

•
Achieving quotation of our common stock on a stock exchange or over the counter market such as the OTC Bulletin Board, and to secure development capital, potentially through a PIPE transaction or other strategic investment.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $506,126 at September 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2008 included in our Annual Report on Form 10-KSB. The results of the six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending March 31, 2009.

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

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters ended September 30, 2008 and 2007 because their effect is anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” (“SFAS 141(R)”)  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a significant impact on our results of operations or financial position.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

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

NOTE 2 – NOTE PAYABLE.

On July 8, 2008, all debts and accrued interest were satisfied with C.W. Gilluly and Affinity Financial Group, Inc. (“AFG”).

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsouce USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of ten percent (10%) per annum, compounded annually. As of September 30, 2008, Mongsource USA has advanced us $183,725.

NOTE 3 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2008). As of September 30, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mongolia Exploration Licenses

On September 6, 2008, we entered into an Exploration Licenses Transfer Agreement (“Mongolia Licenses Transfer Agreement”), with Mongsource USA, our controlling stockholder, under which Mongsource USA agreed to transfer to the Company three mineral exploration licenses in Mongolia (“Mongolia Exploration Licenses”) in exchange for 30,000,000 shares of the Company’s common stock (“Mongsource License Shares”). Under the terms of the Mongolia Licenses Transfer Agreement, if certain conditions are satisfied and we issue the Mongsource License Shares to Mongsource USA, then  such shares will be held in escrow by the Company until additional conditions are satisfied, including the issuance of direct exploration licenses to the Company by the Mongolian governmental authorities, the satisfactory completion of the Company’s due diligence investigation, receipt of certain instruments and certificates from governmental authorities evidencing the Company’s ownership of licenses and exploration rights and the Company’s receipt of a legal opinion in respect of certain matters. If any of these and other conditions specified in the Mongolia License Transfer Agreement is neither satisfied nor waived by the Company, the License Transfer Agreement will be terminated and the Mongsource License Shares will be released from escrow and returned to the Company. The agreement also provides for termination of the Mongolia Licenses Transfer Agreement by either party due to a breach of the agreement or if the conditions specified therein have not been either satisfied or waived by the parties by December 31, 2008.

Guinea Exploration Licenses

On September 10, 2008 and September 21, 2008, we entered into two Exploration Licenses Transfer Agreements (“Guinea Licenses Transfer Agreements”), with GCI, one of our principal stockholders, under which GCI agreed to transfer to the Company four mineral exploration licenses in Guinea (“Guinea Exploration Licenses”) in exchange for 30,000,000 shares of the Company’s common stock (“GCI License Shares”).  Under the terms of the Guinea Licenses Transfer Agreements, if certain conditions are satisfied and we issue the GCI License Shares to GCI, then such shares will be held in escrow by the Company until additional conditions are satisfied, including the issuance of direct exploration licenses to the Company by the Guinean governmental authorities, the satisfactory completion of the Company’s due diligence investigation, receipt of certain instruments and certificates from governmental authorities evidencing the Company’s ownership of licenses and exploration rights and the Company’s receipt of a legal opinion in respect of certain matters. If any of these and other conditions specified in the Guinea Licenses Transfer Agreements is neither satisfied nor waived by the Company, the Guinea Licenses Transfer Agreements will be terminated and the GCI License Shares will be released from escrow and returned to the Company. The agreement also provides for termination of the Guinea Licenses Transfer Agreements by either party due to a breach of the agreement or if the conditions specified therein have not been either satisfied or waived by the parties by December 31, 2008.

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

Overview

We seek suitable exploration licenses for the mining of precious metals.  In July 2008, we changed our name from Mobile Nation, Inc. to AuraSource, Inc. after Mongsource USA acquired a majority interest in us for the purpose of exploring and developing mineral resources in Mongolia, Guinea, China and other international markets. Through a series of exploration license acquisition transactions with Mongsource USA, Mongsource MN LLC (“Mongsource MN”) and Société Guinea Consultant International (LTD) Sarl. (“GCI), we obtained three gold and other mineral exploration licenses in Mongolia, one gold exploration license in Guinea, and three exploration licenses for bauxite in Guinea.

We are in discussions with potential strategic partners and our goal is to secure strategic partners in China, Mongolia and Guinea, for mining infrastructure development, exploration, mining, and industrial mineral processing through different joint ventures.

We plan to develop our business by:

•	Acquiring and developing mining licenses for the purposes of exploration, development and production of gold and bauxite.

•	Developing commercial opportunities in mining and related industrial sectors.

•
Developing mining facilities and other infrastructure on a commercial scale to achieve our mining and industrial objectives and generate cash flow through the exploitation of third party joint venture requirements.

•	Forming strategic partnerships with global industrial players and Chinese, state-owned enterprises to access investment capital and local market networks for the development of our business projects.

•
Achieving quotation of our common stock on a stock exchange or over the counter market such as the OTC Bulletin Board, and to secure development capital, potentially through a PIPE transaction or other strategic investors.

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

Results of Operations

For the Quarters Ended September 30, 2008 and 2007

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78,738 and $3,094 for the quarters ended September 30, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Interest Income, Interest Expense and Other

Interest income/(expense) was ($554) and $76,400 for the quarters ended September 30, 2008 and 2007, respectively, a decrease of $76,954.  The decrease in income is principally due to recognizing the income of a nonrefundable deposit in a merger in 2007.

For the Six Months Ended September 30, 2008 and 2007

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $89,148 and $16,780 for the six months ended September 30, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Interest Income, Interest Expense and Other

Interest income/(expense) was ($8,316) and $72,613 for the six months ended September 30, 2008 and 2007, respectively, a decrease of $80,929.  The decrease in income is principally due to recognizing the income of a nonrefundable deposit in a merger in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $97,034 and $51,605 in the six months ended September 30, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Net cash provided by financing activities was $221,779 and 17,500 in the six months ended September 30, 2008 and 2007, respectively.  The difference in cash provided by financing activities was primarily due to the proceeds from the issuance of common stock of $200,000 and proceeds from the issuance of debt of $170,000 offset by the repayment of debt of $170,000.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of AuraSource, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsource USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 10 percent (10%) per annum, compounded annually.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141(R)”).  This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a significant impact on our results of operations or financial position.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

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

Off-Balance Sheet Arrangements -  There are no off-balance sheet arrangements.

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

We have a history of incurring losses from operations. As of September 30, 2008, we had an accumulated deficit of $506,126.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, Mongsource USA has indicated the willingness to loan us funds at the prevailing market rate until a suitable business combination and/or financing transaction is consummated.

We seek to acquire exploration licenses for the mining of precious metals and may not be successful.

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

Prices of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline, this could make any ore we have on our mining claims uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

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

We may require additional capital in the future.

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds to operate exploration programs and may need to raise additional funds through equity or debt financings or collaborative relationships.  This additional funding may not be available or, if available, it may not be available on commercially reasonable terms.  In addition, any additional funding may result in significant dilution to existing stockholders.  If adequate funds are not available on commercially acceptable terms, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our mining claims.

Substantially all of our business activities will be overseas and we will be subject to all of the risks of international operations.

We expect that substantially all of our operations will involve the development and commercialization of our mining rights to the Licensed Areas in Mongolia and Guinea, and the sale of our gold products to buyers in international markets and the sale of our bauxite to buyers in China and other international markets. Thus, substantially all of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in China, Guinea and Mongolia and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among local Chinese, Guinean and Mongolian currencies and the U.S. dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations at the Licensed Areas and in China will be paid in the Chinese RMB, Guinea Franc and Mongolian Tugrik.

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

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a public company, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

In the event of liquidation, our Board of Directors may at any time turn management of the liquidation over to a third party, and our directors may resign from our board at that time.

If we are unable to find or consummate a suitable private company and/or financing transaction, our directors may at any time turn our management over to a third party to commence or complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our directors may resign from our board at that time. If management is turned over to a third party and our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

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

We may be unable to continue as a going concern if we do not successfully raise additional capital or if our sales decrease substantially.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended March 31, 2008. If we are unable to successfully raise the capital we need, or fail to generate revenues, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to pursue or consummate a financing and/or private company transaction.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to engage in a financing and/or private company transaction. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to engage in a financing and/or private company transaction on terms more favorable to us.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted or listed on the OTC Bulletin Board, NASDAQ, the NYSE or any other exchange, even if eligible.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock and 10,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to the Industry and Our Operations

The gold and bauxite mining industries are highly competitive and there is no assurance that we will be successful in acquiring mining leases.

The gold and bauxite mining industries are intensely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, cost and other factors. We will be competing with numerous individuals and companies, including many major gold exploration and mining companies, that have substantially greater technical, financial, and operational resources and staff. Accordingly, there is a high degree of competition for desirable mining leases, suitable properties for mining operations, and necessary mining equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.  There are other competitors that have operations in Guinea, Mongolia and China and the presence of these competitors could adversely affect our ability to acquire mining leases.

Further, there can be no assurance that new companies will not enter our markets in the future.  There can be no assurance that we will be able to penetrate any of our anticipated competitors’ shares of the market.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

The profitability of our operations, and the cash flows generated by these operations, are significantly affected by the fluctuations in the price of input production factors, many of which are linked to the price of oil and steel.

Fuel, power and consumables, including diesel, heavy fuel oil, chemical reagents, explosives and tires, which are used in mining operations, form a relatively large part of the operating costs of any mining company. The cost of these consumables is linked, to a greater or lesser extent, to the price of oil. Furthermore, the cost of steel, which is used in the manufacture of most forms of fixed and mobile mining equipment, is also a relatively large contributor to the operating costs and capital expenditure of a mining company. Fluctuations in the price of oil and steel have a significant impact upon operating cost and capital expenditure estimates and, in the absence of other economic fluctuations, could result in significant changes in the total expenditure estimates for new mining projects or render certain projects non-viable. We have no influence over the price of fuel, chemical reagents, explosives, steel and other commodities used in our mining activities. Our operations and development projects could be adversely affected by shortages of, as well as the lead times to deliver, strategic spares, critical consumables and heavy mining equipment.

Due to the significant increase in the world’s demand for commodities without a concomitant increase in the capacity for production, shortages and increased lead times in delivery of strategic spares, critical consumables, heavy mining and certain processing equipment could have an adverse impact upon our results of operations and our financial condition.

The global mining industry is experiencing an increase in production capacity both in terms of expansions at existing, as well as the development of new, production facilities.  This increase in expansion capacity has taken place, in certain instances, without a concomitant increase in the capacity for production of certain strategic spares, critical consumables and mining and processing equipment used to operate and construct mining operations, resulting in shortages of and an increase in the lead times to deliver these items.  In particular, we could, like other gold and bauxite mining companies, experience shortages in critical consumables like tires for mobile mining equipment, as well as certain critical spares for both mining equipment and processing plants. In addition, we could experience an increase in delivery times for these and other items. These shortages could also result in unanticipated increases in the prices of certain strategic spares, critical consumables and mining and processing equipment, among other items. Shortages of critical spares, consumables and equipment result in delays and production shortfalls. Increases in prices result in an increase in both operating costs and the capital expenditure to develop mining operations. While suppliers and equipment manufacturers may increase capacity to meet the increased demand and therefore alleviate both shortages of, and time to deliver, strategic spares, critical consumables and mining and processing equipment, we have limited influence over manufacturers and  suppliers. Consequently, shortages and increased lead times in delivery of strategic spares, critical consumables, heavy mining and certain processing equipment could have an adverse impact upon our results of operations and our financial condition.

Gold companies face many risks related to their operations (including their exploration and development activities) that may adversely affect their cash flows and overall profitability.

Uncertainty and cost of mineral exploration and acquisitions and exploration activities are speculative and are often unproductive. These activities also often require substantial expenditure to:

•	establish the presence, and quantify the extent and grades (metal content), of mineralized material through exploration drilling;

•	determine appropriate metallurgical recovery processes to extract gold from the ore;

•	estimate ore reserves;

•	undertake feasibility studies and estimate the technical and economic viability of the project; and

•	construct, renovate or expand mining and processing facilities or contract with a third party to provide such facilities.

The failure of our exploration activities to result in productive mines will adversely affect our cash flows and overall profitability.

Actual cash operating costs, production and economic returns may differ significantly from those anticipated by estimates.

Operating costs and capital expenditure are determined particularly by the costs of the commodity inputs, including the cost of fuel, chemical reagents, explosives, tires and steel that are consumed in mining activities. There are a number of uncertainties inherent in the development and construction of an extension to an existing mine, or in the development and construction of any new mine. In addition to those discussed above these uncertainties include:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities;

•	the availability and cost of skilled labor, power, water and transportation facilities;

•	the availability and cost of appropriate processing arrangements;

•	the need to obtain necessary environmental and other governmental permits and the timing of those permits; and

•	the availability of funds to finance construction and development activities.

As a result of these uncertainties, our actual cash operating costs, production and economic returns may differ significantly from those anticipated by our management.

The costs, timing and complexities of mine development and construction can increase because of the remote location of many mining properties and could result in unsuccessful development activities.

New mining properties are generally located in remote locations.  We may incur additional costs related to transporting the equipment, materials and personnel necessary to conduct our mining operations to such remote locations.  New mining operations could experience unexpected problems and delays during development, construction and mine start-up. In addition, delays in the commencement of mineral production could occur.  Finally, operating cost and capital expenditure estimates could fluctuate considerably as a result of fluctuations in the prices of commodities consumed in the construction and operation of mining projects. Accordingly, if we are unable to appropriately estimate the costs of operating in remote locations and/or manage our operations in such remote locations, our future development activities may not be successful.

Many of our competitors have greater resources.

Many of our existing or potential competitors may have substantially greater financial, technical and marketing resources, larger customer or potential customer bases, name recognition and more established key relationships than we do.  This may enable them to develop and expand their mining and processing infrastructure more quickly, and achieve greater scale and cost efficiencies; adapt more quickly to new or emerging production techniques and technologies and changing customer needs; take advantage of acquisitions and other opportunities more readily; establish operations in new markets more rapidly; devote greater resources to the marketing and sale of their products and services; and adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs in order to gain market share or in anticipation of future improvements in delivery costs.  If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with our competitors, then we may not be able to generate, sustain or increase cash flow.

There will be risks related to dealing with governmental entities in our operations.

The principal markets for gold are the precious metals and commodity industries and the principal market for bauxite is the aluminum industry.  These industries are still under considerable influence from the national and local governmental entities of Guinea, Mongolia and China. The sale of products may be subject to considerations such as local development, safety and environmental concerns outside considerations of economic and competitive factors.  These considerations could result in a significant reduction in our anticipated revenues or increase in costs.  We cannot assure investors that such governmental agencies will make decisions that rely on economic and competitive factors and that our markets will develop as anticipated.  These decisions may create delays and relatively long sales cycles due to their internal decision making policies and procedures.

We face numerous uncertainties in estimating our economically recoverable gold, bauxite and precious mineral reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability.

We believe that through the acquisition of three mineral exploration licenses in Mongolia from Mongsource USA and Mongsource MN and the acquisition of four mineral exploration licenses in Guinea from GCI, we will have access to three areas in Mongolia and four areas in Guinea (referred to herein as the “Licensed Areas”) that contain commercial amounts of gold and bauxite and possibly other metals, such as copper.  We can, however, offer no assurances as to the amount of gold and bauxite, or any other metals, we will ultimately extract, if any.  We have not yet done a full-scale geological assessment of the gold and bauxite reserves at this time, nor have we developed a definitive mining plan.  Our estimates, as well as the quality of the content of the gold and bauxite at the Licensed Areas, will be revised and updated periodically to reflect the resolution of uncertainties and assumptions, the production of gold and bauxite from the Licensed Areas and new drilling or other data received.  There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable gold and bauxite reserves, including many factors beyond our control.  Estimates of economically recoverable gold and bauxite reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results such as:

•	geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations;

•	production from the Licensed Areas compared with production from other similar producing areas;

•	the assumed effects of regulation and taxes by governmental agencies;

•	lack of control over our local operations in Guinea and Mongolia and lack of control over any joint venture partner we may have; and

•	assumptions concerning gold and bauxite prices, operating costs, mining technology improvements, taxes, development costs and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities of gold and bauxite attributable to the Licensed Areas, classifications of reserves based on risk of recovery and estimates of net cash flows expected from the Licensed Areas may vary substantially. Actual gold and bauxite tonnage recovered from the Licensed Areas and revenues and expenditures with respect thereto may vary materially from our actual results from operations.  Inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs, or decreased profitability.

Our financial condition could be adversely affected because we lack control over the management and operation of our local operations or joint ventures in Guinea and Mongolia..

              We are dependent on the ability of our local operations in Guinea, Mongolia and China to operate and manage our operations at the Licensed Areas. As a result, we are unable to directly implement strategic business decisions for the operation and management of the Licensed Areas, including decisions with respect to the hiring labor and other daily business decisions.  To the extent our local operations in the Licensed Areas are unable to implement our strategic business decisions, our financial condition and results of operation will be adversely affected.

We face risks inherent to mining which could increase the cost of operating our business.

Our mining operations will be subject to conditions beyond our control that can impact the safety of the workers at the Licensed Areas, delay gold and bauxite deliveries or increase the cost of mining for varying lengths of time.  These conditions include fires and explosions from methane gas or dust, accidental mine water discharges, weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in gold and bauxite seam thickness, variations in the amount of rock and soil overlying the gold and bauxite deposits, variations in rock and other natural materials and variations in geologic conditions.  Any of these factors could increase the cost of operating our business, which would lower or eliminate our margins.

Our ability to commercialize our rights to the Licensed Areas is dependent on many factors, including the ability to receive various government permits.

In order to develop our gold and bauxite deposits, we must receive and continue to receive various governmental permits.  We must apply for renewal of our licenses every three years. For the license renewals to be granted we must complete certain work on the Licensed Areas every year. We cannot predict whether we will continue to receive the permits necessary for us to continue our operations.

Defects in title or loss of any leasehold or licensed interests in the Licensed Areas could adversely affect our ability to mine the property.

We currently plan to conduct substantially all of our mining operations at the Licensed Areas.  A title defect or the loss of any lease or license granted to us in connection with our operations at the Licensed Areas could adversely affect our ability to mine at such location.  Title to and the area of resource concessions may be disputed.  Currently, title to the Licensed Areas in Guinea has not been verified and there is no guarantee of title to these properties.  We have verified title to the Licensed Areas in Mongolia. We are relying on title information and/or representations and warranties provided by Mongsource USA and GCI.  We intend to obtain from the Guinean government certification of title with respect to the Licensed Areas in Guinea.  Our right to mine reserves at the Licensed Areas may be adversely affected if defects in title or boundaries exist or if a lease, license or concession expires.  The Licensed Areas may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects.  Title may be based upon interpretation of the laws of Guinea and Mongolia, which laws may be ambiguous, inconsistently applied and subject to reinterpretation or change.  Any title challenge could delay the exploration and development of the Licensed Areas and could ultimately result in the loss of some or all of our interest in the Licensed Areas and could increase our costs.  The interests we have in the Licensed Areas are subject to any number of Guinean and Mongolian government approvals, licenses and permits.  Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials.  No assurance can be given that we will be successful in maintaining any or all of the various approvals, licenses and permits in full force and effect without modification or revocation.

In addition, if we mine on property that we do not own or lease, we could incur liability for such mining.  We have not surveyed the boundaries of the Licensed Areas and consequently the boundaries of the property may be disputed.  We expect that boundaries of the Licensed Areas property will be designated on a map issued by the Guinean and Mongolian governments in the future.  The documents related to the Licensed Areas that we have entered into, or may enter into in the future, may have minimum production requirements or require us to commence mining in a specified term to retain our rights.  Failure to meet those requirements could result in certain financial losses and could result in a loss of the rights themselves.

A substantial or extended decline in gold and bauxite prices could reduce our revenues and the value of any mineral reserves that are established at the Licensed Areas.

The prices we plan to charge for gold and bauxite will depend upon factors beyond our control, including:

•	the supply of, and demand for, gold and bauxite;

•	the proximity to, capacity of, and cost of transportation facilities;

•	governmental regulations and taxes; and

•	regulatory, administrative and court decisions.

Our results of operations will be largely dependent upon the prices we charge for our gold and bauxite as well as our ability to improve productivity and control costs.  Decreased demand would cause prices to decline and require us to increase productivity and lower costs in order to maintain margins.  If we are not able to maintain our margins, our operating results could be adversely affected.  Therefore, price declines may adversely affect operating results for future periods and our ability to generate cash flows necessary to improve productivity, invest in operations and continue as a going concern.

Due to variability in gold and bauxite and in our early estimates in the cost of producing such gold and bauxite, as well as certain provisions in contracts into which we may enter, we may be unable to sell gold and bauxite at a profit.

We may sell gold and bauxite we extract for a specified tonnage amount and at a negotiated price pursuant to short-term contracts and contracts of twelve months or greater.  Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term gold and bauxite price volatility traditionally provided by such contracts.  Contracts we may enter into in the future may contain provisions allowing the purchase price to be renegotiated or adjusted based on market prices at the time at periodic intervals.  Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins.  Gold and bauxite supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.  Our gold and bauxite supply agreements may contain provisions requiring us to deliver gold and bauxite meeting quality thresholds for certain characteristics.  Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts.  Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments.  In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

We will likely depend heavily on a small number of large customers, the loss of any of which would adversely affect our operating results.

Other than extracting samples from the sites in Mongolia, at present, we have not begun any activities at the Licensed Areas.  Given our current business plan, and without the benefit of having a specific mining plan in place, we expect that our gold and bauxite revenues from sales will be to a small number of large customers.  If any of these customers were to significantly reduce their purchases of gold and bauxite from us, or if we were unable to sell gold and bauxite to them on terms favorable to us, our financial condition and results of operations could suffer materially.

We are not diversified, we will concentrate on one industry and four mining locations.

Our business strategy will concentrate in exploration, development, production and extraction of gold and bauxite from the Licensed Areas in Guinea and Mongolia.  There is an inherent risk in not having a more diverse base of properties in exploration, development, production, extraction and processing because we will not have alternate sources of revenue if we are not successful with our currently anticipated activities.  As we will invest substantially all of our assets in the gold and bauxite markets and in the Licensed Areas, specifically, we may be more affected by any single adverse economic, political or regulatory event than a more diversified entity.  Our failure in the exploration, development, production and extraction of gold and bauxite in Guinea and Mongolia at the Licensed Areas and the processing thereof would have a material adverse affect on our business.

There is no assurance that we will find purchasers of our product at profitable prices.

If we are unable to achieve supply contracts, or are unable to find buyers willing to purchase our gold and bauxite at profitable prices, our revenues and operating profits could suffer.

A shortage of skilled labor in the mining industry could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect our profitability.

Efficient gold and bauxite mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks.  If we are faced with a shortage of experienced labor to operate our facilities at the Licensed Areas there could be an adverse impact on our labor productivity and costs and our ability to expand production and therefore have a material adverse effect on our business.  In addition, we anticipate that our gold mining and processing will be through contracting with a major Chinese gold and precious metal company and that our bauxite mining and processing will be through contracting with a major Chinese aluminum company or other third party with experience and access to equipment, labor and markets.  If our contract miners or other workers are unable to perform their duties as expected, we may experience disruptions in our production.  If difficulties with our contract miners and other workers arise in the future, there could be an adverse effect on our productivity and costs and our ability to expand production and therefore have a material adverse effect on our business.

Our mining operations will be extensively regulated, which will impose significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce gold and bauxite.

We expect that Guinean and Mongolian authorities, at all levels, likely will exercise some regulatory control over our operations and in the gold and bauxite mining industry, generally, with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  It is our understanding that numerous governmental permits and approvals are required for mining operations.  We may be required to prepare and present to Guinean and Mongolian authorities data pertaining to the effect or impact that any proposed exploration for or production of gold and bauxite may have upon the environment.  The costs, liabilities and requirements associated with these regulations may be costly and time consuming and may delay commencement or continuation of exploration or production.  The possibility exists that new legislation and/or regulations and orders related to the environment or employee health and safety may be adopted and may materially adversely affect our anticipated mining operations and/or our cost structure.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the gold and bauxite industries, may also require us or our customers to change operations significantly or incur increased costs.  Our gold and bauxite supply agreements may contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of gold and bauxite permissible at the purchaser’s plant or results in specified increases in the cost of gold and bauxite or their use.  These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

Laws to which we will be subject will likely impose liability relating to contamination by hazardous substances.  Such liability may involve the costs of investigating or remediating contamination and damages to natural resources, as well as claims seeking to recover for property damage or personal injury caused by hazardous substances.  Such liability may arise from conditions at currently operated properties and at properties to which hazardous substances have been sent for treatment, disposal, or other handling.  Our mining and processing operations will involve some use of hazardous materials. Future developments, such as new information concerning areas known to be or suspected of being contaminated for which we may be responsible, the discovery of new contamination for which we may be responsible, or the inability to share costs with other parties that may be responsible for the contamination, could have a material adverse effect on our financial condition or results of operations.

A decrease in the availability or increase in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires could decrease our anticipated profitability.

Our mining operations will require a reliable supply of replacement parts, explosives, fuel, tires, steel related products (including roof control) and lubricants.  Although we plan to enter into joint ventures and outsource our mining operations to one or more large, experienced mining firms that can provide capital for mining and processing equipment as well as do the mining and processing to prepare for shipment, if the cost of any of these inputs increased significantly, or if a source for these supplies or mining equipment were unavailable to meet our replacement demands or the demands of our contractor, our profitability could be reduced from our current expectations.

Our market is characterized by new gold and bauxite supply products and quality and price sensitivity.

The market for our product is characterized by the need for additional gold and bauxite supply, as well as quality and price sensitivity.  For example, the price of gold has fluctuated between $736.50 per ounce on October 8, 2007 to $913.00 per ounce on October 8, 2008 (see http://www.kitco.com/gold.londonfix.html). The price of international third party bauxite generally fluctuates between $20 and $30 per ton (see www.capealumina.com.au/market.htm).  Our success will depend in large part on our ability to produce and deliver quality gold and bauxite efficiently, enhance our mining and processing techniques and technologies and produce gold and bauxite products of high and consistent quality in sufficient quantities at a competitive price.  We intend to subcontract a significant portion of our operation to or enter into joint ventures with more experienced operators with experience in the development of techniques and technology for the production of gold and bauxite.  There can be no assurance that our contractors will successfully complete the development of these techniques and technologies and resulting product in a timely fashion or that our gold and bauxite will satisfy the needs of the market.  There can also be no assurance that other suppliers of gold and bauxite and their techniques and technologies developed will not adversely affect our competitive position or render our techniques and technologies non-competitive or obsolete.

The profitability of our operations, and the cash flows generated by these operations, are significantly affected by changes in the market price for gold.

Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates, and global or regional political or economic events. The potential profitability of our operations is directly related to the market price of gold. A decline in the market price of gold would materially and adversely affect our financial position. A decline in the market price of gold may also require us to write-down any mineral reserves that we might book, which would have a material and adverse effect on our earnings and financial position. Further, if the market price of gold declines, we may experience liquidity difficulties if and when we attempt to sell any gold we discover. This may reduce our ability to invest in exploration and development, which would materially and adversely affect future production, earnings, and our financial position.

While the overall supply of and demand for gold can affect its market price, because of the considerable size of above-ground stocks of the metal in comparison to other commodities, these factors typically do not affect the gold price in the same manner or degree that the supply of and demand for other commodities tends to affect their market price

If the gold and bauxite industries experience overcapacity in the future, our profitability could be impaired.

An increase in future gold and bauxite prices and imports to places such as China could encourage the development of expanded capacity by new or existing gold and bauxite producers.  Any overcapacity could reduce gold and bauxite prices in the future, resulting in a negative impact on our profitability.

We are and will be dependent on key personnel and third parties in other countries.

Our success will be largely dependent upon the efforts of our officers and directors, as well as our joint venture partners and other third parties in other countries.  The loss of the services of these individuals could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  We will also be dependent to a substantial degree on our technical and development staff, most of whom will be located in other countries such as China.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  To date we do not have any employees and there can be no assurance that we will be able to acquire qualified personnel required as and when needed.

We have limited marketing capability.

We have limited marketing capabilities and resources.  In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our gold product.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements or joint ventures with other companies, such as China Minmetals and China Aluminum.  No assurance can be given that we will be able to enter into any such arrangements or joint ventures or if entered into that they will be successful.  Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition.  Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of our product.

We will be heavily dependent on third party operators for mining and transportation.

We expect to contract out substantially all of our mining, processing and transportation activities to a limited number of companies.  We currently do not have any contracts with these parties, although we expect that entering into such contracts will be a necessary part of our operations.  Our reliance upon outside companies will involve a number of risks, including limited control over the availability of amounts, delivery schedules, pricing and product quality.  We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative operating companies.

We will not have the ability to run our operations directly in Guinea and Mongolia.

We expect to either hire employees to conduct our operations in Guinea and Mongolia or contract such functions to joint venture partners or other third parties.  We do not have the ability to run our operations directly and will therefore have to rely on employees, joint venture partners or other third party contractors located in foreign countries to conduct our daily operations in Guinea and Mongolia.

We are uncertain of our ability to protect any cost advantage that we may develop.

Our ability to become and remain a low cost, high quality gold and bauxite producer will depend in part on our relationship with third party contractors, cost control and currency rate fluctuations.  We believe that we have a highly desirable gold and bauxite resources. Our success will depend on cost control, maintaining a level of quality control, safety factors, infrastructure availability and the completion of roads and rail for shipping.

Fluctuations in exchange rates could adversely affect our business.

Our sales will generally be denominated in United States dollars with costs and expenses in the Chinese currency, the RMB, Mongolian currency, the Tugrik, and in the Guinean currency, the Guinea Franc.  Fluctuations in exchange rates, particularly among the RMB, the Tugrik and the Guinea Franc, could result in exchange losses and operating losses.

Because our possible joint ventures and contract partners may have more influence with various levels of government, we may not be able to adequately protect our property interests in Mongolia, Guinea and China.

We may enter into joint venture agreements and/or contracts with third parties in connection with, among other things, the management and operation of our gold and bauxite mining business at the Licensed Areas.  Although we expect that these connections will benefit us in some respects, there may be a substantial inequality with respect to the influence of the respective third parties with the various levels of Mongolian, Guinean and Chinese government. The governments hold a substantial degree of subjective control over the application and enforcement of laws and the conduct of business.  This inequality would become particularly detrimental if a business dispute arose between us and any of these third parties.  We will endeavor to maintain positive relations with both our partners and local governments, but there can be no guarantee that these measures will be sufficient to protect our interests in Mongolia, Guinea or China.  (See “Risks Related to Doing Business in China” and “Risks Related to Doing Business in Guinea and Mongolia.”)

Compliance with environmental regulations might be expensive and noncompliance with these regulations may result in adverse publicity and potential significant monetary damages and fines.

Gold and bauxite mining generates a disruption to the natural topography of the area and metal cleaning creates large volumes of contaminated water that must be cleaned or disposed of.  We plan to operate within all applicable environmental laws and regulations and to restore the area to approximately its original terrain.  We also plan to contain and treat all water discharge for reuse or conservation.  If we fail to comply with present or future environmental regulations we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operation.

There are economic and general risks relating to business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies.

Control by key stockholders.

Our largest stockholder, Mongsource USA, represents approximately 97.1% of the voting power of our outstanding capital stock.  Mongsource USA is a wholly owned subsidiary of Mongsource BVI, which, in turn, is controlled by Mongolian Natural Resources Investment Group.  These voting and other control rights mean that our other stockholders, including investors in this offering, will have only limited rights to participate in our management.  These rights may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Risks Related to Doing Business in China

Most, if not all, of our sales may be in China.

China is a developing country and has only a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to purchasers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the People’s Republic of China (“PRC”).  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to coke processing and the sale of gold and bauxite in China.  Risks inherent in international operations also include the following:

•	local currency instability;

•	inflation;

•	the risk of realizing economic currency exchange losses when transactions are completed in the Chinese RMB, Mongolian Tugrik, Guinea Franc and other currencies;

•	the ability to repatriate earnings under existing exchange control laws; and

•	political unrest.

Changes in import and export laws and tariffs can also materially impact international operations.  In addition, international operations involve political, as well as economic risks, including:

•	nationalization;

•	expropriation;

•	contract renegotiations; and

•	changes in laws resulting from governmental changes.

In addition, we may be subject to rules and regulations of the PRC or the jurisdiction of other governmental agencies in the PRC that may adversely affect our ability to perform under, or our rights and obligations in, our contracts with Chinese companies or government entities.  In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.  We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Some or all of our sales may be made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While it is our understanding that the economy in China has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various economic sectors. The government of the People’s Republic of China (“PRC”) has implemented various measures to encourage or control economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business.  The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by gold and bauxite users, which in turn could reduce demand for our products.

We risk the effects of general economic conditions in China.

Sales we secure in China could be adversely affected by a sustained economic recession in China.  Therefore, a sustained economic recession in that country could result in lower demand or lower prices for the gold and bauxite to be produced by us.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We plan to conduct some of our sales and substantially all of our administrative activities in China.  We will be generally subject to laws and regulations applicable to foreign investment in China.  The PRC legal system is based, at least in part, on written statutes.  Prior court decisions may be cited for reference but may have limited precedential value.  It is our understanding that since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.  We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the superior government.  These uncertainties may limit legal protections available to us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to Doing Business in Guinea and Mongolia

Our business operations are subject to and may be adversely affected by various political and economic factors in Guinea and Mongolia.

We plan to operate substantially all of our business in Guinea and Mongolia, and like China, Guinea and Mongolia are countries that are subject to various political, economic and other uncertainties, including among other things, the risks of civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  In addition, if there is a dispute arising from our operations, we may be subject to the exclusive jurisdiction of courts in Guinea or Mongolia (or China) or may not be successful in subjecting foreign persons to the jurisdiction of courts elsewhere.  We also may be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.  It is not possible for us to accurately predict such developments or changes in laws or policy or to what extent any such developments or changes may have a material adverse effect on our business operations.

Because we anticipate that substantially all of our gold and bauxite mining interests will be in Guinea and Mongolia, you will be exposed to political risk.

We anticipate that substantially all of our gold and bauxite mining interests will be in Guinea and Mongolia and may be affected by varying degrees of political instability in Guinea and Mongolia and the policies of these and other nations.  These risks and uncertainties include military repression, political and labor unrest, extreme fluctuations in currency exchange rates, high rates of inflation, terrorism, hostage taking and expropriation.  Our mining, exploration and development activities may be affected by changes in government, political instability and the nature of various government regulations relating to the mining industry, including but not limited to, environmental regulation, labor regulations, worker health and safety regulations, and royalties, taxes, import and export laws and regulations.  Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business and/or holdings.  Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation, imposition of new, high government royalties and ownership interests, and safety factors.  Our operations in Guinea and Mongolia will entail significant governmental, economic, social, medical and other risk factors common to all developing countries.  The status of Guinea and Mongolia as developing countries may make it more difficult for us to obtain any required financing because of the investment risks associated with these countries.

Because we anticipate that substantially all of our gold and bauxite mining operations will be in Guinea and Mongolia, we may be adversely affected by economic uncertainty characteristic of developing countries.

Our operations in Guinea and Mongolia may be adversely affected by the economic uncertainty characteristic of developing countries.

Operations in Guinea are subject to risks relating to Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, and internecine conflicts.  Although Guinea is a peaceful nation, external or internal political forces could potentially create a political or military climate that might cause a change in political leadership or the outbreak of hostilities. Such a change could result in our having to cease our Guinea operations.

Operations in Mongolia are subject to risks relating to Mongolia’s relatively recent transition to a market economy administered by an elected government.  While Mongolia has recently permitted private economic activities, the government of Mongolia has exercised and continues to exercise substantial control over virtually every sector of Mongolia’s economy through regulation and state ownership.  Our prospects, results of operations and financial condition may be adversely affected by political, economic and social uncertainties in Mongolia, changes in Mongolia’s leadership, diplomatic developments and changes or lack of certainty in the laws and regulations of Mongolia.

Because Mongolian regulations require the State Administration of Exchange Control to approve the remittance of certain types of income out of Mongolia, we may be unable to repatriate our earnings.  If we are unable to repatriate our earnings from Mongolia, you may lose your investment.

Mongolian regulations provide that, subject to payment of applicable taxes, foreign investors may remit out of Mongolia, in foreign exchange, profits or dividends derived from a source within Mongolia.  Remittance by foreign investors of any other amounts (including, for instance, proceeds of sale arising from a disposal by a foreign investor of any of his investment in Mongolia) out of Mongolia is subject to the approval of the State Administration of Exchange Control or its local branch office.  No assurance can be given that such approval would be granted if we dispose of all or part of our interest in our operations in Mongolia.  Further, there can be no assurance that additional restrictions on the repatriation of earnings in Mongolia will not be imposed in the future.

Gold is principally a dollar-priced commodity, and most of our revenues are realized in or linked to dollars while production costs are largely incurred in the applicable local currency where the relevant operation is located.

The weakening of the dollar, without a corresponding increase in the dollar price of gold against these local currencies, results in lower revenues and higher production costs in dollar terms. Similarly, costs in dollar terms will increase where local inflation rates are greater than dollar inflation rates and the local currency does not depreciate against the dollar to compensate for this. In some instances, as in Guinea, exchange rates are controlled by the relevant central bank of the countries in which we operate and the exchange rate may be artificially set to levels that may have a detrimental impact on the dollar cost of locally sourced goods and services. Conversely, the strengthening of the dollar, without a corresponding decrease in the dollar price of gold against these local currencies yields significantly higher revenues and lower production costs in dollar terms. If material, these exchange rate movements may have a material adverse effect on our results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -  As of September 30, 2008 (the "Evaluation Date"), the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting -  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2008, a stockholder who owned of record 19,426,500 shares of our common stock, representing approximately 97.1% of the then outstanding shares of our common stock, approved and ratified by written consent the amendment of our Articles of Incorporation to change our name from Mobile Nation, Inc. to AuraSource, Inc., and to increase the authorized number of shares of our common stock from 20,000,000 to 150,000,000.

ITEM 6.
Exhibit	Description
3.1	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008
10.1	Charter of the Audit Committee of the Board of Directors
10.2	Exploration Licenses Transfer Agreement between Mongsource USA, LLC, Mongsource MN LLC and AuraSource, Inc. dated September 6, 2008.
10.3	Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 10, 2008.
10.4	Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 21, 2008.
14.1	Code of Business Ethics and Conduct
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: November 7, 2008	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: November 7, 2008	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008
10.1	Charter of the Audit Committee of the Board of Directors
10.2	Exploration Licenses Transfer Agreement between Mongsource USA, LLC, Mongsource MN LLC and AuraSource, Inc. dated September 6, 2008.
10.3	Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 10, 2008.
10.4	Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 21, 2008.
14.1	Code of Business Ethics and Conduct
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.