Form 10-Q
period 2008-12-31
AuraSource, Inc.
filed 2009-02-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Common Stock, $.001 par value	20,300,000

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets — December 31, 2008 (Unaudited) and March 31, 2008
Consolidated Statements of Operations (Unaudited) — Quarters and nine months ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows (Unaudited) —Nine months ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6.	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash & cash equivalents	$98,961	$8,686
Total current assets	98,961	8,686

Fixed assets, net of accumulated depreciation	1,888	-

Total assets	$100,849	$8,686

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$17,505	$-
Accrued interest payable, a related party	5,252	24,814
Notes payable, related party	202,043	170,000

Total current liabilities	224,800	194,814

Commitments and contingencies

Shareholders' deficit
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, 20,300,000 and 573,500 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively.	20,000	574
Additional paid in capital	410,034	221,960
Accumulated deficit	(553,985)	(408,662)
Total shareholders' deficit	(123,951)	(186,128)

Total liabilities and shareholders' deficit	$100,849	$8,686

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
Consolidated Statements of Operations
For the Three Month Periods and Nine Month Periods Ended December 31, 2008 and 2007
(Unaudited)

	For the three month periods ended		For the nine month periods ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Revenue, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General & administrative expenses	43,161	2,883	132,310	19,663
Total operating expenses	43,161	2,883	132,310	19,663

Loss from operations	(43,161)	(2,883)	(132,310)	(19,663)

Other income (expenses):
Other income (expense)	(4,698)	(3,600)	(13,014)	69,013

Net Income / (loss) applicable to common stockholders	$(47,859)	$(6,483)	$(145,324)	$49,350

Basic & Dilutive Income / (Loss) per share	$(0.00)	$(0.01)	$(0.01)	$0.09

Weighted average shares outstanding	20,300,000	573,500	13,724,500	573,500

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended December 31, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income / (loss)	$(145,324)	$49,350
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	171	-
Changes in operating assets and liabilities:
Prepaid expenses	-	25,000
Accounts payable and accrued expenses	17,506	-
Interest payable	(19,562)	(28,837)
Non-refundable deposits	-	(100,000)
Net cash used in operating activities	(147,209)	(54,487)

Cash flows from investing activities :
Capital equipment purchases	(2,059)	-
Net cash used in investing activities	(2,059)	-

Cash flows from financial activities
Proceeds from issuance of common stock	200,000	-
Offering costs	7,500	-
Net proceeds from issuance of note	202,043	25,000
Repayment of debt	(170,000)	(7,500)
Net cash provided by financial activities	239,543	17,500

Net change in cash and cash equivalents	90,275	(36,997)

Cash and cash equivalents - beginning balance	8,686	58,941

Cash and cash equivalents - ending balance	$98,961	$21,954

Supplemental disclosure of cash flows information:
Cash received/(paid) during the period for:
Interest	$(32,576)	$(3,787)
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc., a Nevada corporation ("AuraSource", "Company", “We” or “Our”) seeks suitable exploration licenses for the mining of precious metals.  In July 2008, we changed our name from Mobile Nation, Inc. to AuraSource, Inc. after Mongsource USA, LLC (“Mongsource USA”) acquired a majority interest in us for the purpose of exploring and developing mineral resources in Mongolia, Guinea, China and other international markets. Given sufficient capital, we plan to explore and develop mineral resources in Mongolia, Guinea, China and other international markets.  Additionally, we seek to acquire coal-water mixture technology (“CWM”), performing research and development related to CWM and selling services and products related to and licenses for this technology.

Mineral Resources

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

Coal-Water Mixture Technology

We plan to develop what we consider a third generation CWM technology which processes coal and mixes it with water and selected chemicals to make a slurry mixture.  We believe such slurry mixture will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. The CWM process effectively atomizes the coal into very fine particles. Once the coal is atomized, it is mixed with water and the lighter coal particles float to the surface.  A key components of our CWM technology is a biological treatment of the coal slurry mixture to remove the heavy minerals, such as sulfur, mercury and AZOTE. We believe that the partial removal of the heavy mineral sediment from the coal improves energy density, removes particulates that would become harmful emissions and provides for a cleaner transport and handling.    Our goal is to demonstrate to power plants and similar users that we can convert their plants to use CWM-treated coal at a much lower cost than any alternative now on the market.  Through a joint venture, we plan to utilize CWM technology in one location in China and in one location in the United States.

Given sufficient capital, development and protection of the CWM technology, among other factors, we plan to utilize the CWM technology as follows:

•	license its CWM technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for CWM applications.

•	enter into joint ventures with coal producers to work together to supply CWM treated coal to power plants.

•	process coal using CWM and sell such CWM processed coal to applicable industries at a marked-up price.

•	assist clients to convert to CWM rather than oil, gas or other natural resources in order to save energy costs.

•	centers for processing the coal with its CWM technology to supply power plants and other customers.

There can be no assurance that we will be able to carry out our development plans.

Going Concern — The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $553,985 at December 31, 2008.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2008 included in our Annual Report on Form 10-KSB. The results of the nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year ending March 31, 2009.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation— On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amended SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. We have chosen to adopt SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters and nine months ended December 31, 2008 and 2007 because their effect is anti-dilutive.

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s consolidated financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of consolidated financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

NOTE 2 – NOTE PAYABLE.

On July 8, 2008, all debts and accrued interest were satisfied with C.W. Gilluly and Affinity Financial Group, Inc. (“AFG”).

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsouce USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of ten percent (10%) per annum, compounded annually. As of December 31, 2008, Mongsource USA has advanced us $202,043.

NOTE 3 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2008). As of December 31, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in Mongolia.  As of December 31, 2008, we had a balance of $90,180 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mongolia Exploration Licenses

On September 6, 2008, we entered into an Exploration Licenses Transfer Agreement (“Mongolia Licenses Transfer Agreement”), with Mongsource USA, our controlling stockholder, under which Mongsource USA agreed to transfer to the Company three mineral exploration licenses in Mongolia (“Mongolia Exploration Licenses”) in exchange for 30,000,000 shares of the Company’s common stock (“Mongsource License Shares”). Under the terms of the Mongolia Licenses Transfer Agreement, if certain conditions are satisfied and we issue the Mongsource License Shares to Mongsource USA, then  such shares will be held in escrow by the Company until additional conditions are satisfied, including the issuance of direct exploration licenses to the Company by the Mongolian governmental authorities, the satisfactory completion of the Company’s due diligence investigation, receipt of certain instruments and certificates from governmental authorities evidencing the Company’s ownership of licenses and exploration rights and the Company’s receipt of a legal opinion in respect of certain matters. If any of these and other conditions specified in the Mongolia License Transfer Agreement is neither satisfied nor waived by the Company, the License Transfer Agreement will be terminated and the Mongsource License Shares will be released from escrow and returned to the Company. The agreement also provides for termination of the Mongolia Licenses Transfer Agreement by either party due to a breach of the agreement or if the conditions specified therein have not been either satisfied or waived by the parties by December 31, 2008. As of the date of this filing, the conditions necessary to transfer the Mongsource License Shares have not been satisfied.

Guinea Exploration Licenses

On September 10, 2008 and September 21, 2008, we entered into two Exploration Licenses Transfer Agreements (“Guinea Licenses Transfer Agreements”), with GCI, one of our principal stockholders, under which GCI agreed to transfer to the Company four mineral exploration licenses in Guinea (“Guinea Exploration Licenses”) in exchange for 30,000,000 shares of the Company’s common stock (“GCI License Shares”).  Under the terms of the Guinea Licenses Transfer Agreements, if certain conditions are satisfied and we issue the GCI License Shares to GCI, then such shares will be held in escrow by the Company until additional conditions are satisfied, including the issuance of direct exploration licenses to the Company by the Guinean governmental authorities, the satisfactory completion of the Company’s due diligence investigation, receipt of certain instruments and certificates from governmental authorities evidencing the Company’s ownership of licenses and exploration rights and the Company’s receipt of a legal opinion in respect of certain matters. If any of these and other conditions specified in the Guinea Licenses Transfer Agreements is neither satisfied nor waived by the Company, the Guinea Licenses Transfer Agreements will be terminated and the GCI License Shares will be released from escrow and returned to the Company. The agreement also provides for termination of the Guinea Licenses Transfer Agreements by either party due to a breach of the agreement or if the conditions specified therein have not been either satisfied or waived by the parties by December 31, 2008. As of the date of this filing, the conditions necessary to transfer the GCI License Shares have not been satisfied.

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

We are in discussions with potential strategic partners and our goal is to secure strategic partners in China, Mongolia and Guinea, for mining infrastructure development, exploration, mining, and industrial mineral processing through different joint ventures. Given sufficient capital, we plan to explore and develop mineral resources in Mongolia, Guinea, China and other international markets.  Additionally, we are seeking to acquire coal-water mixture technology (“CWM”), performing research and development related to CWM and selling services and products related to and licenses for this technology.

Mineral Resources

Through a series of exploration license acquisition transactions with Mongsource USA, Mongsource MN LLC (“Mongsource MN”) and Société Guinea Consultant International (LTD) Sarl. (“GCI), we have contracted to obtained three gold and other mineral exploration licenses in Mongolia, one gold exploration license in Guinea, and three exploration licenses for bauxite in Guinea.

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

Coal-Water Mixture Technology

We plan to develop what we consider a third generation CWM technology which processes coal and mixes it with water and selected chemicals to make a slurry mixture.  We believe such slurry mixture will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. The CWM process effectively atomizes the coal into very fine particles. Once the coal is atomized, it is mixed with water and the lighter coal particles float to the surface.  A key components of our CWM technology is a biological treatment of the coal slurry mixture to remove the heavy minerals, such as sulfur, mercury and AZOTE. We believe that the partial removal of the heavy mineral sediment from the coal improves energy density, removes particulates that would become harmful emissions and provides for a cleaner transport and handling.    Our goal is to demonstrate to power plants and similar users that we can convert their plants to use CWM-treated coal at a much lower cost than any alternative now on the market.  Through a joint venture, we plan to utilize CWM technology in one location in China and in one location in the United States.

Given sufficient capital, development and protection of the CWM technology, among other factors, we plan to utilize the CWM technology as follows:

•	license its CWM technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for CWM applications.

•	enter into joint ventures with coal producers to work together to supply CWM treated coal to power plants.

•	process coal using CWM and sell such CWM processed coal to applicable industries at a marked-up price.

•	assist clients to convert to CWM rather than oil, gas or other natural resources in order to save energy costs.

•	centers for processing the coal with its CWM technology to supply power plants and other customers.

There can be no assurance that we will be able to carry out our development plans.

Critical Accounting Policies and Estimates

           The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

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

Results of Operations

For the Quarters Ended December 31, 2008 and 2007

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43,161 and $2,883 for the quarters ended December 31, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Interest Income, Interest Expense and Other

Interest income/(expense) was ($4,698) and $(3,600) for the quarters ended December 31, 2008 and 2007, respectively, an increase of $1,098.  The increase in expense is principally due to interest from higher debt balances.

For the Nine Months Ended December 31, 2008 and 2007

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132,310 and $19,663 for the nine months ended December 31, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Interest Income, Interest Expense and Other

Interest income/(expense) was ($13,014) and $69,013 for the nine months ended December 31, 2008 and 2007, respectively, a decrease of $82,027.  The decrease in income is principally due to recognizing the income of a nonrefundable deposit in a merger in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $147,209 and $54,487 in the nine months ended December 31, 2008 and 2007, respectively.  The increase in expense was due to the commencement of operations.

Net cash used in investing activities was $2,059 and zero in the nine months ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $239,543 and $17,500 in the nine months ended December 31, 2008 and 2007, respectively.  The difference in cash provided by financing activities was primarily due to the proceeds from the issuance of common stock of $200,000 and proceeds from the issuance of debt of $207,295 offset by the repayment of debt of $170,000.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of AuraSource, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsource USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until December 31, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 10 percent (10%) per annum, compounded annually.

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

Risks Related to the Company

We have a history of operating losses and expect to have losses until operations begin.

We have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations.  We have a history of incurring losses from operations. As of December 31, 2008, we had an accumulated deficit of $553,985. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, the success of our mining plan, which has not yet been developed, and finding customers for the gold and other precious minerals to be mined.  There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

We are seeking to acquire exploration licenses for the mining of gold and bauxite and may not be successful.

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

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We have no revenue and cannot assure that we will have revenue or profits in the future.

We have not and currently are not generating any revenue while in our development stage. We are incurring operating losses and cannot assure the investors that we will generate revenue or be profitable in the future.  Continued losses could cause us to limit our operations in order to preserve working capital.

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

As a public company, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after December 31, 2009.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

We will need additional financing.

Our cash requirements may vary materially from those now planned depending on numerous factors, including locating a viable ore body, partnering with a senior mining company, obtaining mining permits, selling minerals in order to generate revenue and competition. We may not have sufficient funds to institute our business plan.  We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our to locate and mine a viable mineral deposit and/or otherwise materially reduce our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

We will require additional funding to pursue our business plan.

We plan, in part, to commence the initial phases of our exploration plan for the Licensed Areas.  Based upon our proposed business strategy, we will require additional funding in the future.  If we cannot obtain capital through financings or otherwise, our ability to execute our exploration plans and achieve our business objectives may be greatly limited.  We have had limited operations to date and the formation and planning of the business have been conducted by our officers and directors.  Our future cash flows and the availability of financing will be subject to a number of variables, including changes in the financial markets, the demand and supply of gold and bauxite and other markets we may consider, and potential competitive actions by larger and better capitalized companies.

Reliance on and experience of our officers and directors.

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by the officers and directors.  Although our officers and directors believe that they have the ability to manage the Company, they can give no assurance that their efforts will result in success.  The officers and directors have no experience in the exploration, development and mining of gold and bauxite and have no experience in exploration, development and mining in foreign countries.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

We may have difficulty managing growth in our business.

Assuming we are successful in commencing revenue generating activities, because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our rights to the Licensed Areas in Guinea and Mongolia and recruitment and retention of experienced contractors, managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur debt for financing our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is quoted and traded on the Pink OTC Markets (“Pink Sheets”) and it trades for less than $5.00 per share.  The Pink Sheets is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock and 10,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to the Industry and Our Operations

Competition in the gold and bauxite mining industries are highly competitive and there is no assurance that we will be successful in acquiring mining leases.

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

    The failure of our exploration activities resulting in productive mines will adversely effect our cash flows and overall profitability.

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

 New mining properties are generally located in remote locations.  We may incur additional costs related to the transportation of the equipment, materials and personnel necessary to conduct our mining operations at such remote locations.  New mining operations could experience unexpected problems and delays during development, construction and mine start-up. In addition, delays in the commencement of mineral production could occur.  Finally, operating cost and capital expenditure estimates could fluctuate considerably as a result of fluctuations in the prices of commodities consumed in the construction and operation of mining projects. Accordingly, if we are unable to appropriately estimate the costs of operating in remote locations and/or manage our operations in such remote locations, our future development activities may not be successful.

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

In the event we acquire the three mineral exploration licenses in Mongolia from Mongsource and Mongsource MN and four mineral exploration licenses in Guinea from GCI, we will have access to three areas in Mongolia and four areas in Guinea (referred to herein as the “Licensed Areas”) that contain commercial amounts of gold and bauxite and possibly other metals, such as copper.  We can, however, offer no assurances as to the amount of gold and bauxite, or any other metals, we will ultimately extract, if any.  We have not yet done a full-scale geological assessment of the gold and bauxite reserves at this time, nor have we developed a definitive mining plan.  Our estimates, as well as the quality of the content of the gold and bauxite at the Licensed Areas, will be revised and updated periodically to reflect the resolution of uncertainties and assumptions, the production of gold and bauxite from the Licensed Areas and new drilling or other data received.  There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable gold and bauxite reserves, including many factors beyond our control.  Estimates of economically recoverable gold and bauxite reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results such as:

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

For these reasons, estimates of the economically recoverable quantities and qualities of gold and bauxite attributable to the Licensed Areas, classifications of reserves based on risk of recovery and estimates of net cash flows expected from the Licensed Areas may vary substantially. Actual gold and bauxite tonnage recovered from the Licensed Areas and revenues and expenditures with respect thereto may vary materially from our actual results from operations.  As a result, the estimates set forth in this Memorandum may differ materially from our actual reserves. Inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs, or decreased profitability.

Our financial condition could be adversely affected because we lack control over the management and operation of our local operations or joint ventures in Guinea and Mongolia..

               We are dependent on the ability of our local operations in Guinea, Mongolia and China to operate and manage our operations at the Licensed Areas. As a result, we are unable to directly implement strategic business decisions for the operation and management of the Licensed Areas, including decisions with respect to the hiring labor and other daily business decisions. To the extent our we are unable to implement our strategic business decisions at our local operations in the Licensed Areas, our financial condition and results of operation will be adversely effected.

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

We currently plan to conduct substantially all of our mining operations at the Licensed Areas.  A title defect or the loss of any lease or license granted to us in connection with our operations at the Licensed Areas could adversely affect our ability to mine at such location.  Title to and the area of resource concessions may be disputed.  Currently, title to the Licensed Areas in Guinea has not been verified and there is no guarantee of title to these properties.  We have verified title to the Licensed Areas in Mongolia. We are relying on title information and/or representations and warranties provided by Mongsource and GCI.  We intend to obtain from the Guinean government certification of title with respect to the Licensed Areas in Guinea  Our right to mine reserves at the Licensed Areas may be adversely affected if defects in title or boundaries exist or if a lease, license or concession expires.  The Licensed Areas may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects.  Title may be based upon interpretation of the laws of Guinea and Mongolia, which laws may be ambiguous, inconsistently applied and subject to reinterpretation or change.  Any title challenge could delay the exploration and development of the Licensed Areas and could ultimately result in the loss of some or all of our interest in the Licensed Areas and could increase our costs.  The interests we have in the Licensed Areas are subject to any number of Guinean and Mongolian government approvals, licenses and permits.  Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials.  No assurance can be given that we will be successful in maintaining any or all of the various approvals, licenses and permits in full force and effect without modification or revocation.

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

The market for our product is characterized by the need for additional gold and bauxite supply, as well as quality and price sensitivity.  For example, the price of gold has fluctuated between $736.50 per ounce on October 8, 2007 to $913.00 per ounce on October 8, 2008. See http://www.kitco.com/gold.londonfix.html. The price of international third party bauxite generally fluctuates between $20 and $30 per ton. See www.capealumina.com.au/market.htm.  Our success will depend in large part on our ability to produce and deliver quality gold and bauxite efficiently, enhance our mining and processing techniques and technologies and produce gold and bauxite products of high and consistent quality in sufficient quantities at a competitive price.  We intend to subcontract a significant portion of our operation to or enter into joint ventures with more experienced operators with experience in the development of techniques and technology for the production of gold and bauxite.  There can be no assurance that our contractors will successfully complete the development of these techniques and technologies and resulting product in a timely fashion or that our gold and bauxite will satisfy the needs of the market.  There can also be no assurance that other suppliers of gold and bauxite and their techniques and technologies developed will not adversely affect our competitive position or render our techniques and technologies non-competitive or obsolete.

The profitability of our operations, and the cash flows generated by these operations, are significantly affected by changes in the market price for gold.

 The market price for gold can fluctuate widely. These fluctuations are caused by numerous factors beyond our control, including:

•	speculative positions taken by investors or traders in gold;

•	changes in the demand for gold as an investment;

•	changes in the demand for gold used in jewelry and for other industrial uses;

•	changes in the supply of gold from production, disinvestment, scrap and hedging;

•	financial market expectations regarding the rate of inflation;

•	the strength of the dollar (the currency in which the gold price trades internationally) relative to other currencies;

•	changes in interest rates;

•	actual or expected gold sales by central banks and the International Monetary Fund;

•	gold hedging and de-hedging by gold producers;

•	global or regional political or economic events;

•	costs of removal and processing; and

•	costs of gold production in major gold-producing nations in which we have operations, such as Guinea, Mongolia and China.

The price of gold can be volatile.

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

The price of gold is often subject to sharp, short-term changes resulting from speculative activities.

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

We may enter into joint venture agreements and/or contracts with third parties in connection with, among other things, the management and operation of our gold and bauxite mining business at the Licensed Areas.  Although we expect that these connections will benefit us in some respects, there may be a substantial inequality with respect to the influence of the respective third parties with the various levels of Mongolian, Guinean and Chinese government. The governments hold a substantial degree of subjective control over the application and enforcement of laws and the conduct of business.  This inequality would become particularly detrimental if a business dispute arose between us and any of these third parties.  We will endeavor to maintain positive relations with both our partners and local governments, but there can be no guarantee that these measures will be sufficient to protect our interests in Mongolia, Guinea or China.  See “Risks Related to Doing Business in China” and “Risks Related to Doing Business in Guinea and Mongolia.”

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

Control by key stockholders.

Our largest stockholder, Mongsource, represents approximately 98% of the voting power of our outstanding capital stock if 20,200,000.  Mongsource is a subsidiary of Mongsource BVI, which, in turn, is controlled by Mongolian Natural Resources Investment Group.  Our stockholders will have only limited rights to participate in our management.

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

    ·  Changes in import and export laws and tariffs can also materially impact international operations.  In addition, international operations involve political, as well as economic risks, including:

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

Risks Related to CWM Technology

Our business venture into the CWM business is subject to a high risk of failure.

    Our business venture into the CWM technology business through our investment in FCS and the CWM technology is at a very early stage and is subject to a high risk of failure. The CWM fuel technology has not been proven by the CWM Principals, FCS or us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to either undertake the construction and operation of the contemplated demonstration facility or convert an existing facility to be compatible with our CWM technology, both of which would be very costly. Even if the demonstration facility were constructed or an existing facility converted and operational, there is no assurance that the commercial viability of this CWM process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology.

We are uncertain of our ability to protect technology through patents.

Our ability to compete effectively will depend on the success of FCS in protecting its proprietary technology, both in the United States and abroad.  We believe that many patents have already been issued in the area of CWM, both in the United States and abroad, although to date we have not conducted a patent search. FCS directly, or through us, plans to file for patent protection in the United States and possibly outside the United States after it acquires the CWM technology.  No assurances can be given that any patents will be issued to FCS or to us.

No assurance can be given that any patents relating to the existing CWM technology will be issued from the United States or any foreign patent offices, that it will directly or through us receive any patents in the future based on its continued development of the CWM technology, or that our CWM patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing FCS’s CWM technologies.

If FCS directly, or through us, obtains patents, there can be no assurance that they will be enforceable to prevent others from developing and marketing competitive products or methods.  If FCS directly, or through us, brings an infringement action relating to any future patents, it may require the diversion of substantial funds from its or our operations and may require management to expend efforts that might otherwise be devoted to its or our operations.  Furthermore, there can be no assurance that FCS or us will be successful in enforcing our CWM patent rights.

Further, if any patents issue, there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against FCS or us by a competitor or others, or if asserted, that we will be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we or FCS might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by FCS or us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of the ability of the CWM Principals, FCS or us to protect the CWM proprietary technology and information.

In addition to seeking patent protection, FCS directly, or through us, will rely on trade secrets, know-how and continuing technological advancement to achieve and thereafter maintain a competitive advantage with respect to the CWM technology.  Although we have entered into and FCS intends to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we or FCS will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We have limited marketing capability

We have limited marketing capabilities and resources to expend on marketing the CWM technology.  In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our CWM technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to encourage power plants to convert the plants to be compatible with our CWM technology.  No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would have a material adverse effect on our business, operating results and financial condition.

We are dependent on key personnel

Our success in the CWM technology business will be largely dependent upon the efforts of the two principals who are developing the CWM technology and the employees hired by FCS or by us to assist such principals in developing such technology.  The loss of the services of any of these individuals could have a material adverse effect on our CWM business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, marketing and financial personnel. We will compete with other companies with greater financial and other resources for such personnel.  Although FCS has not to date experienced difficulty in attracting qualified personnel, there can be no assurance that it will be able to retain the personnel it hires or acquire additional qualified personnel as and when needed.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.   Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.
Exhibit	Description
21	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: February 13, 2009	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: February 13, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
21	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.