Form 10-K
period 2009-03-31
AuraSource, Inc.
filed 2009-07-07
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28585

AURASOURCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0427395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7377 E. Doubletree Ranch Rd. #288, Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(480) 368-1829

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐      No   ☒

At July 7, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,182,250.  At July 7, 2009, there were 21,650,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.  Description of Business

General

AuraSource, Inc., a Nevada corporation (“AuraSource” or the “Company”), is majority owned by MongSource USA, LLC, an Arizona limited liability company (“Mongsource”).  In turn, Mongsource is a subsidiary of MongSource Ltd., a privately held a company organized and existing under the laws of the Territory of the British Virgin Islands (“Mongsource BVI”).

On May 20, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

Originally our plan was to explore and develop mineral resources in Mongolia, Guinea, China and other international markets. However, price of natural resources during our fund raising efforts declined and we decided hold off on these activities until market conditions improve.

As a result of our involvement in China and Mongolia, we acquired hydrocarbon clean fuel technology which we plan to patent and license.  AuraSource is forming a wholly owned foreign entity in Beijing, China named AuraCoal, a Chinese corporation (“AC”) for the purpose of acquiring hydrocarbon clean fuel (“HCF”) technology, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Hydrocarbon Clean Fuel Technology

We believe our HCF technology, AuraCoaltm, will be a next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected chemicals to make a slurry mixture and using a proprietary biological treatment of the coal slurry mixture to remove the heavy minerals, such as sulfur.  We believe this slurry mixture, AuraFueltm, will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that converting their plants to our HCF technology will provide greater cost savings than current alternatives.  Given sufficient capital and we plan to market our HCF technology to plants in China and in the United States with the objective of having a beta demonstration site in each country. More specifically, we intend to pursue the following core elements of our business strategy:

•	license the HCF technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

•	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

•	process coal using the HCF technology and sell such coal to end users at a marked-up price.

•	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

•	establish centers for processing the coal with its HCF technology to supply power plants and other customers.

Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

AuraCoaltm Clean Coal Technology

           AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary clean coal technology, we believe will enable us to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe the AuraCoaltm technology can:

•	reduce harmful emissions and energy costs;

•	reduce and/or eliminate the need for scrubbers;

•	reduce carbon (CO2) emissions by up to 33% before implementation of additional carbon recapture technology;

•	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

•	enable a power plant to effectively manage its carbon emissions.

An existing gas or oil power plant can be converted to use the AuraCoaltm technology with minimal engineering processes.  Given sufficient capital, our goal is to start a pilot plant and begin seven plant conversions in the third and fourth calendar quarters of 2009.

AuraFueltm Liquid Fuel

AuraFueltm is the resulting coal based, clean industrial fuel produce by the AuraCoaltm technology.  We believe AuraFueltm will burn cleaner and more efficiently than its predecessors and it can be delivered via pipeline in a non-volatile state. We believe the AuraFueltm:

•	has excellent fuel economy, good liquidity and stability, is easily loaded and unloaded, and can be stored and transported by pipeline or tanker without precipitation;

•	is conducive to pumping over long-distance pipelines, transport by railway, truck tankers and maritime shipping;

•
has excellent atomization performance, can be stably fired and directly combusted.  AuraFueltm may be combusted in industrial boilers, industrial kilns and power generation boilers making it a substitute for conventional oil and coal;

•
produces virtually no pollution, therefore allowing the use of coal as an energy source at a time of environmental pollution concern and conservation.  AuraFueltm yields almost no coal ash by virtue of its high burning efficiency (99%) and can significantly reduce CO2 emissions; and

•	is an attractive alternative to oil or natural gas.

There can be no assurance that we will be able to carry out our development plans for the HCF technology, including AuraCoaltm and AuraFueltm.

HCF Overview

We believe our HCF technology will provide an emerging type of energy saving and emission reducing fuel substitute for oil. The HCF coal product appears to exhibit fuel economy, liquidity and stability, ease of loading and unloading, storage and transportation without precipitation of the product. It seems to be conducive to pumping over long-distance pipelines, transport by railway and truck tankers and maritime shipping.

Hydrocarbon clean fuel atomization performance depends on the energy value of coal preparation and concentration, which we believe is generally the equivalent of half the energy value of heavy oil, industrial boilers, industrial kilns, power generation boiler oil and coal combustion generation.

We believe HCF has a broad range of industrial applications.  Our initial objective will be to pursue applications related to power plants and industrial boilers, including steam and hot water boilers.

Coal Water Slurry Technology

The first use of Coal Water Slurry Technology occurred at the U.S. Black Mesa coal slurry pipeline, which is the only operating long-distance coal-water slurry pipeline in the world. See www.informaworld.com/index/778734328.pdf.  This pipeline traverses a distance of 273 miles, with an annual capacity 4,800,000 tons.  See http://www.britannica.com/EBchecked/topic/68053/Black-Mesa-pipeline.

Coal Water Mixture Technology

In the second generation process, Coal Water Mixture, the coal is a coal-water slurry physically processed with new products, consisting of approximately 65% to 70% coal and 35% to 30% water and trace chemical additives prepared in a paste, commonly known as high concentration coal-water slurry, or water coal slurry.

Ultra-Fine HCF Technology
We believe that our technology will be the next generation of HCF technology. We believe the next generation of HCF will be a lower-cost and more efficient technology that can be used in greater depth and in a wider array of applications, and may be an alternative to oil resource applications.  We expect the HCF technology will contain only trace amounts of sulfur and ash, in fine particle sizes, which allows burning the mixture to cause less wear and tear on equipment. Additionally, we believe the use of ultra-fine grinding machines allows preparation of an ultra-fine paste for a new type of fuel. We believe the HCF technology may yield potential environmental advantages relative to heavy oil.

Competition

HCF Technology

We face heavy competition from large companies like Arch Coal, Peabody Massey Energy Company, CONSOL Energy, Foster-Wheeler, GreatPoint Energy, Evergreen Energy, Inc., CoalTek, Inc., Babcock & Wilcox Company, and Yanzhou Coal Mining Company as well as numerous universities and government agencies who have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the markets.  They may also seek to enter and compete with us in our market.

More indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patent and Trademarks

The company currently relies on unregistered trademarks and patents, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting the HCF proprietary technology, both in the United States and abroad.  There are numerous patents or patent applications relating to hydrocarbon clean fuel technology. We have not filed for patent protection or taken the steps required to obtain international patent protection.

No assurance can be given that any patents relating to the HCF technology will be issued by the United States or any foreign patent offices.  Further, no assurance can be given that we will receive any patents in the future based on the continued development of the HCF technology, or that the HCF technology patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our HCF technology.  If patent protection is not available for the HCF technology, we plan to treat it as a trade secret.  There can be no assurance that we will be successful in this regard.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage in the HCF market.  Although we have entered into or intend to enter into confidentiality and invention agreements with its employees, consultants and advisors, no assurance can be given that such agreements will be honored or that it will be able to effectively protect our rights to its unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Government Regulations

United States

We believe that existing and proposed legislation and regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally.

The following briefly describes the most significant existing national laws and regulations affecting the potential market for coal processed using our technology. State and regional policies may also impact our market.

The Clean Air Act and Acid Rain Program.    The Clean Air Act of 1970, as amended, is currently the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. A key component of the act regulates sulfur dioxide and nitrogen oxide emissions. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest. In 2000, Phase II began and this phase tightened the annual emissions' limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a 2 million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995.

Clean Air Interstate Rule.    The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reductions of nitrogen oxide emissions begin in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015.

Clean Air Mercury Rule.    The U.S. Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated the rule, requiring EPA to draft a new regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.

China

The Environmental Protection Law (“EPL”) of the People’s Republic of China (“PRC”) governs us and our HCF products.  The EPL, promulgated by the National People’s Congress on December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The EPL requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

Violators of the EPL and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the relevant environmental protection bureau may be ordered to suspend production or operations and may be fined. The violators of relevant environment protection laws and regulations may be exposed to criminal liability if violations result in severe loss of property, personal injuries or death.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases.  Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our business and have a material adverse effect on our results of operations.

The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of HCF and believes it is in compliance in all material respects with applicable PRC laws and regulations.

No enterprise may start production at its facilities until it receives approval from the Ministry of Commerce to begin operations

Other

Any international plants will also be subject to various permitting and operational regulations specific to each country. International initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our technology.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage full-time employees in this area as our business develops.

Item 1A.  Risk Factors

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

Risks Related to the Company

We are a development stage company, have a history of operating losses and we may never achieve or maintain profitability.

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2009, we had an accumulated deficit of $624,525. We expect to continue to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

Investors may lose all of their investment in us.

    Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We have no revenue and cannot assure that we will have revenue or profits in the future.

We have not and currently do not generate any revenue while in our development stage. We are incurring operating losses and cannot assure investors that we will generate revenue or be profitable in the future.  Continued losses could cause us to limit our operations in order to preserve working capital.

We will need additional financing.

Our cash requirements may vary materially from those now planned depending on numerous factors, including our ability to obtain the HCF technology, finding customers to use such technology and competition. We may not have sufficient funds to institute our business plan set forth in this report.  We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our development of the HCF technology and/or otherwise materially curtail or reduce our operations.  Alternatively, we may be forced to sell or dispose of our right or assets.  Any inability to raise adequate funds on commercially viable terms could have a material adverse effect on our business, results of operation and financial condition.

Substantially all of our business activities will be overseas and we will be subject to all of the risks of international operations.

We expect that substantially all of our operations will involve performing research and development related to HCF in China and selling services and products related to and licenses for this technology to buyers in China and other international markets. Thus, substantially all of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in China and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among Chinese currency and the U.S. dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations in China will be paid in the Chinese RMB.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, as amended, even though compliance with such reporting requirements is economically burdensome.

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a public company, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after March 31, 2010.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We may be unable to continue as a going concern if we do not successfully raise additional capital or if we fail to generate sufficient revenue from operations.

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fourth quarter ended March 31, 2009 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Reliance on and experience of our officers and directors.

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by the officers and directors.  Although our officers and directors believe they have the ability to manage the Company, they can give no assurance that their efforts will result in success.  The officers and directors have no experience in performing research and development activities in foreign countries and no experience in selling services and products related to and licenses for this technology in foreign countries.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

We may have difficulty managing growth in our business.

Assuming we are successful in commencing revenue generating activities, because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our performance of research and development activities related to HCF and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur debt to finance our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

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

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTC Bulletin Board, NASDAQ or any exchange, even if eligible in the future

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize issuance of 150,000,000 shares of common stock and 10,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to Doing Business in China

Most, if not all, of our sales may be in China.

China is a developing country and has only a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the PRC.  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to our HCF business in China.  Risks inherent in international operations also include the following:

•	local currency instability;

•	inflation;

•	the risk of realizing economic currency exchange losses when transactions are completed in the Chinese RMB and other currencies;

•	the ability to repatriate earnings under existing exchange control laws; and

•	political unrest.

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

While it is our understanding that the economy in China has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various economic sectors. The government of the PRC has implemented various measures to encourage or control economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business.  The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by power plants, which in turn could reduce demand for our products and services.

We risk the effects of general economic conditions in China.

Sales we secure in China could be adversely affected by a sustained economic recession in China.  Therefore, a sustained economic recession in that country could result in lower demand or lower prices for the use of our HCF technology.

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

Risks Related to HCF Technology

Our business venture into the HCF business is subject to a high risk of failure.

Our business venture into the HCF technology business through our investment in AC and the HCF technology is at a very early stage and is subject to a high risk of failure. The HCF fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to either undertake the construction and operation of the contemplated demonstration facility or convert an existing facility to be compatible with our HCF technology, both of which would be very costly. Even if the demonstration facility were constructed or an existing facility converted and operational, there is no assurance that the commercial viability of this HCF process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology.

We are uncertain of our ability to protect technology through patents.

Our ability to compete effectively will depend on the success of AC in protecting its proprietary technology, both in the United States and abroad.  We believe that many patents have already been issued in the area of HCF, both in the United States and abroad, although to date we have not conducted a patent search. AC directly, or through us, plans to file for patent protection in the United States and possibly outside the United States after it acquires the HCF technology.  No assurances can be given that any patents will be issued to AC or to us.

No assurance can be given that any patents relating to the existing HCF technology will be issued by the United States or any foreign patent offices, that it will directly or through us receive any patents in the future based on its continued development of the HCF technology, or that our HCF patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing AC’s HCF technologies.

If AC directly, or through us, obtains patents, there can be no assurance that they will be enforceable to prevent others from developing and marketing competitive products or methods.  If AC directly, or through us, brings an infringement action relating to any future patents, it may require the diversion of substantial funds from its or our operations and may require management to expend efforts that might otherwise be devoted to its or our operations.  Furthermore, there can be no assurance that AC or us will be successful in enforcing our HCF patent rights.

Further, if any patents issue, there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against AC or us by a competitor or others, or if asserted, that we will be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we or AC might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by AC or us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect the HCF proprietary technology and information.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to achieve and thereafter maintain a competitive advantage with respect to the HCF technology.  Although we have entered into and AC intends to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we or AC will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risk Related to the Alternative Energy Industry

A drop in the retail price of conventional energy or other alternative energy may have a negative effect on our business.

A customer's decision to purchase HCF will be primarily driven by the return on investment resulting from the energy savings from HCF. Any fluctuations in economic and market conditions that impact the viability of conventional and other alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for HCF to decline. Although we believe current levels of retail energy prices support a reasonable return on investment for HCF, there can be no assurance that future retail pricing of conventional energy and other alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of HCF, which may significantly affect the demand for our products.

HCF is subject to oversight and regulations in accordance with national and local ordinances and regulations relating to safety, environmental protection, and related matters. We are responsible for knowing such ordinances and regulations, and must comply with these varying standards. Any new government regulations or utility policies pertaining to our product may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our product.

The market for HCF is emerging and rapidly evolving, and its future success remains uncertain. If HCF is not suitable for widespread adoption or sufficient demand for HCF does not develop or takes longer to develop than we anticipate, we would be unable to generate revenue or to achieve or sustain profitability. In addition, demand for HCF in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of HCF and demand for our products, including:

	cost-effectiveness of HCF as compared with conventional and other alternative energy products and technologies;

	performance and reliability of HCF as compared with conventional and other alternative energy products and technologies;

	capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and

	availability of government subsidies and incentives.

Our limited marketing capability limits our ability to generate revenue.

We have limited marketing capabilities and resources to expend on marketing the HCF technology.  In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our HCF technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to encourage power plants to convert the plants to be compatible with our HCF technology.  No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would negatively impact our ability to generate revenue and have a material adverse effect on our business, operating results and financial condition.

We are dependent on key personnel and the loss of the services of these personnel could harm our business.

Our success in the HCF technology business largely depends upon the efforts of our executive officers and those who are developing the HCF technology and the employees hired by AC or by us to assist such principals in developing such technology.  The loss of the services of any of these individuals could have a material adverse effect on our HCF business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, marketing and financial personnel. We will compete with other companies with greater financial and other resources for such personnel.  Although AC has not to date experienced difficulty in attracting qualified personnel, there can be no assurance that it will be able to retain the personnel it hires or acquire additional qualified personnel as and when needed.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the Pink Sheets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price.   The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared with seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this annual report.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.  However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of July 7, 2009, our principal stockholders and their affiliated entities own approximately 89.73% of our outstanding common shares, representing approximately 89.73% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contains a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Nevada law and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law.   The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. Additionally, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile which may place downward pressure on our stock price.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

	actual or anticipated fluctuations in our quarterly operating results;

	changes in financial estimates by securities research analysts;

	conditions in alternative energy and coal-based product markets;

	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

	addition or departure of key personnel;

	intellectual property litigation; and

	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, beginning with our annual report for fiscal 2010, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. In our annual report on Form 10-K for the year ended March 31, 2008, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses in that the current staff in the accounting department is relatively inexperienced and requires substantial training; (2) lack of internal audit function in that we lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of internal audit function are yet been fully developed; and (3) lack of internal audit system in that we do not have an internal audit department to prevent and detect control lapses and errors in the accounting of certain key areas in accordance with the appropriate costing method used by us.

In light of the foregoing, our management began undertaking steps to address these issues, including the engagement of a chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, four independent directors now sit on our board of directors, including a member who is appropriately credentialed as a financial expert. The independent directors have been tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. We have also hired additional accounting and operational personnel. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our consolidated financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC, has required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.  Unresolved Staff Comments

           None.

Item 2.  Properties.

           We are currently not obligated under any leases.

Item 3.  Legal Proceedings.

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

.PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices
The shares of our common stock have been listed and principally quoted on the OTC Pink Sheets under the trading symbol “ARAO.PK” since September 2008.  Prior to September 2008, the Company’s common stock was traded on the OTC Pink Sheets under the symbol “MTNT.PK”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Pink Sheets.

Quarterly period	High	Low
Fiscal year ended March 31, 2008:
First Quarter	$3.00	$1.05
Second Quarter	$3.00	$1.05
Third Quarter	$1.05	$1.05
Fourth Quarter	$0.35	$0.35
Fiscal year ended March 31, 2009:
First Quarter	$1.01	$0.35
Second Quarter	$3.00	$1.01
Third Quarter	$4.25	$2.00
Fourth Quarter	$3.50	$2.25

Holders
As of July 7, 2009, there were approximately 726 record holders of the Company's Common Stock.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

On March 9, 2009, we sold 50,000 shares of our common stock for $1.00 per share.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

AuraSource, is majority owned by MongSource.  In turn, Mongsource is a subsidiary of MongSource.

On May 20, 2008, the Company entered into an Agreement with Mongsource USA, under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc $200,000, or $0.0103 per share.

Originally our plan was to explore and develop mineral resources in Mongolia, Guinea, China and other international markets. However, price of natural resources during our fund raising efforts declined and we decided hold off on these activities until market conditions improve.

As a result of our involvement in China and Mongolia, we acquired hydrocarbon clean fuel technology which we plan to patent and license.  AuraSource is forming a wholly owned foreign entity in Beijing, China named AuraCoal, a Chinese corporation for the purpose of acquiring HCF technology, performing research and development related to HCF technology and products based on this technology.  We expect our revenue to come from the licensing HCF technology to third parties and selling services and products derived from this technology.

We intend to pursue the following core elements of our business strategy:

•	license the HCF technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

•	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

•	process coal using the HCF technology and sell such coal to end users at a marked-up price.

•	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

•	establish centers for processing the coal with its HCF technology to supply power plants and other customers.

Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2009.

Critical Accounting Policies

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

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2009. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2009 Compared to Fiscal Year 2008

Results from Operations

The information below includes our historical financial information for the 2008 fiscal.  In July 2008, we closed the transaction with Mongsource USA in which Mongsource USA purchased 19,426,500 shares of our common stock.  Before that time, we operated as a shell company with no significant assets or operations.  In addition, in December 2008, we changed our business focus and acquired hydrocarbon clean fuel technology, which we plan to patent and license.  Accordingly, the comparison of the financial results and financial condition for the reported periods is not meaningful.  In addition, due to the change in our business strategy, the financial results and financial condition for the reported periods do not provide a meaningful understanding of our business and operations.

Revenues

Revenues were zero for the years ended March 31, 2009 and 2008.

Cost of Sales

Cost of sales was zero for the years ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $197,655 and $22,930 for the years ended March 31, 2009 and 2008, respectively.  The increase in selling, general and administrative expenses was due to commencing business operations.

Interest Income and Other, Net

Interest income/(expense) and other, net was $(18,209) and $65,161 in the years ended March 31, 2009 and 2008, respectively.  The decrease in income is principally due to recognizing the income of a nonrefundable deposit in a merger in 2008.

Liquidity and Capital Resources

Net cash used in operating activities was $202,657 and $57,755 in the years ended March 31, 2009 and 2008, respectively.

Net cash used in investing activities was $2,058 and zero in the years ended March 31, 2009 and 2008, respectively.

Net cash provided by in financing activities was $341,465 and $7,500 in 2009 and 2008, respectively.  The increase of $333,965 in cash provided by financing activities was primarily due to the $250,000 received for the issuance of common stock and the $253,965 received for the issuance of debt.  This was offset by the repayment of debt of $170,000.

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of AuraSource, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsource USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 10 percent (10%) per annum, compounded annually.

On March 9, 2009, we sold 50,000 shares of our common stock for $1.00 per share.

The Company suffered recurring losses from operations and has an accumulated deficit of $624,525 at March 31, 2009.  Currently, we have not generated any revenues. The Company is seeking various forms of financing.  In the event the Company uses all of its cash resources, Mongsource has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.  To the extent Mongsource can not or is unable to fund us or we are unable to come up with alternative financing, we will need to cease operations.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

None

Commitments and Contractual Obligations

None

Off-Balance Sheet Arrangements

           As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.

AURASOURCE, INC.
(a development stage company)

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	24
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2009 and 2008
Balance Sheets	25
Statements of Operations	26
Statements of Stockholders' Deficit	27
Statements of Cash Flows	28
Notes to Consolidated financial statements	29 to 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AuraSource, Inc
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of AuraSource, Inc. (a development stage company) (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  The statements of operations, stockholders’ deficit and cash flows included in the cumulative information from inception (March 15, 1990) to      March 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filing.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009, and the results of its operations and its cash flows for the year then ended.  Further, in our opinion, based on our audit and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (March 15, 1990) to March 31, 2009 in  conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $624,525 as of March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Parks Kurland Mohidin
Encino, California
June 16, 2009

Report of Independent Registered Public Accounting Firm

Turner Stone & Company, LLP
12700 Park Central Drive
Suite 1400
Dallas, Texas 75251

Board of Directors and Stockholders
AuraSource, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of AuraSource, Inc. (formerly Mobile Nation, Inc.), (the Company) (a development stage company) as of March 31, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2008 and for the period March 15, 1990 (inception) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AuraSource, Inc., at March 31, 2008, and the results of its operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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

/s/Turner, Stone & Company, L.L.P.
Certified Public Accountants
June 9, 2008

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,436	$8,686
TOTAL CURRENT ASSETS	145,436	8,686
Fixed assets, net of accumulated depreciation	1,716	—
TOTAL ASSETS	$147,152	$8,686

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$10,734	$—
Accrued interest payable, related party	10,447	24,814
Note payable, related party	253,965	170,000
TOTAL CURRENT LIABILITIES	275,146	194,814

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 20,350,000 and 573,500 shares issued and outstanding at March 31, 2009 and 2008, respectively.	20,350	574
Additional paid in capital	476,182	221,960
Accumulated deficit	(624,526)	(408,662)
Total stockholders' deficit	(127,994)	(186,128)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,152	$8,686

See accompanying notes to consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIODS MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2009 AND 2008

	2009	2008	Cumulative from Inception through March 31, 2009	Cumulative from Inception through March 31, 2008
REVENUES
Product	$—	$—	$—	$—
Software support	—	—	—	—
Total revenues	—	—	—	—
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	197,655	22,930	626,678	429,023
Total operating expenses	197,655	22,930	626,678	429,023
LOSS FROM OPERATIONS	(197,655)	(22,930)	(626,678)	(429,023)
Merger fee, net	—	80,000	80,000	85,000
Interest income/(expense) and other, net	(18,209)	(14,839)	(77,848)	(64,639)
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(215,864)	$42,231	$(624,526)	$(408,662)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	14,930,347	573,500

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2009

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at March 15, 1990			$40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(450,598)	(450,598)

Balance at March 31, 2007			573,500	574	221,960	(450,893)	(228,359)
Net income						42,231	42,231
Balance at March 31, 2008		$-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074		207,500
Stock compensation			300,000	300	2,791		3,091
Issuance of options					13,407		13,407
Issuance of shares, March 2009			50,000	50	49,950		50,000
Net income						(215,864)	(215,864)
Balance at March 31, 2009		$-	20,350,000	$20,350	$476,182	$(624,526)	$(127,994)

See accompanying notes to consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIODS MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2009 AND 2008

	2009	2008	Cumulative from Inception to March 31, 2009	Cumulative from Inception to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,864)	$42,231	$(624,526)	$(408,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of salaries donated as capital	—	—	151,500	151,500
Depreciation expense	342	—	342	—
Options issued for services rendered	13,407	—	13,407	—
Stock issued for services rendered	3,091	—	28,143	25,053
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	25,000	—	—
Accounts payable	10,735	—	10,735	—
Accrued interest payable – related parties	(14,368)	(24,986)	10,447	24,814
Non-refundable deposits	—	(100,000)	(100,000)	(100,000)
Net cash used in operating activities	(202,657)	(57,755)	(509,952)	(307,295)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to former stockholders	—	—	(14,018)	(14,018)
Repayment of advances from former stockholders	—	—	14,018	14,018
Advances from stockholders, net	—	—	22,725	22,725
Capital equipment purchases	(2,058)	—	(2,058)	—
Net cash used in investing activities	(2,058)	—	20,667	22,725
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	—	543,256	293,256
Offering costs	7,500	—	7,500	—
Net proceeds from issuance of note payable	253,965	7,500	253,965	—
Repayment of debt	(170,000)	—	(170,000)	—
Net cash provided by financing activities	341,465	7,500	634,721	293,256
NET INCREASE / (DECREASE) IN CASH	136,750	(50,255)	145,436	8,686
CASH, Beginning of period	8,686	58,941	—	—
CASH, End of period	$145,436	$8,686	$145,436	$8,686

	2009	2008	Cumulative from Inception to March 31, 2009	Cumulative from Inception to March 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$—	$
Income taxes	—	—	—
Stockholder advances forgiven and converted to additional paid-in capital	—	—	22,725

NON-CASH FINANCING ACTIVITY:

None.

See accompanying notes to consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 and 2008

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, a development stage Nevada corporation, is a majority owned subsidiary of MongSource.  In turn, Mongsource is a subsidiary of MongSource BVI.   In August 2008 we changed our name from Mobile Nation, Inc. to AuraSource, Inc. after Mongsource acquired a majority interest in us.

On May 20, 2008, the Company entered into an Agreement with Mongsource USA, under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of Mobile Nation, Inc $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

AuraSource is forming a wholly owned foreign entity in Beijing, China named AuraCoal, a Chinese corporation for the purpose of acquiring HCF technology, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Hydrocarbon Clean Fuel Technology

We believe our HCF technology, AuraCoaltm, will be a next generation of hydrocarbon clean fuel technology. It involves grinding the coal into very fine particles, mixing it with water and selected chemicals to make a slurry mixture and using a proprietary biological treatment of the coal slurry mixture to remove the heavy minerals, such as sulfur.  We believe such slurry mixture, AuraFueltm, will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a much lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market our HCF technology to plants in China and in the United States with the objective of having a beta demonstration site in each country.

Given sufficient capital, development and protection of our HCF technology, among other factors, AuraSource plans to utilize the HCF technology as follows:

•	license the HCF technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

•	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

•	process coal using the HCF technology and sell such coal to end users at a marked-up price.

•	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

•	establish centers for processing the coal with its HCF technology to supply power plants and other customers.

AuraCoaltm Clean Coal Technology

           AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary AuraCoaltm Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe the AuraCoaltm technology can:

•	reduce harmful emissions and energy costs;

•	reduce and/or eliminate the need for scrubbers;

•	reduce carbon (CO2) emissions by up to 33% before implementation of additional carbon recapture technology;

•	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

•	enable a power plant to effectively manage its carbon emissions.

An existing gas or oil power plant can be converted to use the AuraCoaltm technology with minimal engineering processes.  Given sufficient capital, our goal is to start a pilot plant and begin seven plant conversions in the third and fourth calendar quarters of 2009.

AuraFueltm Liquid Fuel

AuraFueltm is the resulting coal based, clean industrial fuel produce by the AuraCoaltm technology.  We believe AuraFueltm will burn cleaner and more efficiently than its predecessors and it can be delivered via pipeline in a non-volatile state. We believe the AuraFueltm:

•	has excellent fuel economy, good liquidity and stability, is easily loaded and unloaded, and can be stored and transported by pipeline or tanker without precipitation;

•	is conducive to pumping over long-distance pipelines, transport by railway, truck tankers and maritime shipping;

•
has excellent atomization performance, can be stably fired and directly combusted.  AuraFueltm may be combusted in industrial boilers, industrial kilns and power generation boilers making it a substitute for conventional oil and coal;

•
produces virtually no pollution, therefore allowing the use of coal as an energy source at a time of environmental pollution concern and conservation.  AuraFueltm yields almost no coal ash by virtue of its high burning efficiency (99%) and can significantly reduce CO2 emissions; and

•	is an attractive alternative to oil or natural gas.

There can be no assurance that we will be able to carry out our development plans for the HCF technology, including AuraCoaltm and AuraFueltm.

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $624,525 at March 31, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates —The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— The Company uses SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended March 31, 2008 and 2009 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  Currently, we maintain a bank account in Mongolia.  As of March 31, 2009, we had a balance of $88,568 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

  Reclassifications — Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial presentation.

Recently Issued Accounting Pronouncements —
Business Combinations-In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

• Acquisition costs will be generally expensed as incurred;
• Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
• Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
• In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
• Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are March 31 year-end company we recorded and disclosed business combinations following existing GAAP until April 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements-In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued consolidated financial statements for fiscal year, including consolidated financial statements for an interim period within the fiscal year.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R-In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

NOTE 2 – NOTE PAYABLE.

On July 8, 2008, all debts and accrued interest were satisfied with C.W. Gilluly and Affinity Financial Group, Inc. (“AFG”).

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsouce USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of ten percent (10%) per annum, compounded annually. As of March 31, 2009, Mongsource USA advanced us $275,146.

NOTE 3 – STOCK ISSUANCE

On May 20, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mongsource USA, LLC ("Mongsource USA"), under which Mongsource USA agreed to purchase, and the Company agreed to sell, an aggregate of 19,426,500 shares of common stock of AuraSource, Inc for a purchase price of $200,000, or $0.0103 per share. The transaction closed on July 8, 2008.

On August 4, 2008, we issued 300,000 shares of our restricted stock to our board of directors.  We expensed $3,090 in relation to this issuance.

On March 9, 2009, we sold 50,000 shares of our common stock for $1.00 per share.

NOTE 4 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at an exercise price of $3.50 to our board of directors. The options vest quarterly starting January 1, 2009 and have an expiration period of 10 years.  We will record compensation expense in the quarters in which the options vest.  The Company has assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

The Company adopted the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

2009
Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants during 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2008	—	$—
Granted	60,000	3.50
Balance at March 31, 2009	60,000	$3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price

$3.50	60,000	9.75	$3.50	15,000	$3.50

NOTE 5 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended March 31,
	2009	2008
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	—

NOTE 6 - INCOME TAX
The deferred tax asset for the years ended March 31, 2009 and 2008 consisted of the following:
	2009	2008
Net operating loss carryforwards	$73,394	$138,945
Less valuation allowance	(73,394)	(138,945)
	$-	$-

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2009, the Company has a federal and state net operating loss carry-forward of approximately $215,864 that is available to offset future taxable income that expires as follows:

Federal	State	Net Operating Loss
2027	2012	$—
2028	2013	215,864
		$215,864

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2009 and 2008 is as follows:
	2009	2008
Income tax benefit (expense) at federal statutory rate	$63,215	$(14,359)
State income tax benefit, net of effect on federal taxes	10,178	-
(Increase) decrease in valuation allowance	(73,393)	14,359
Income tax expenses (benefit)	$-	$-

    At March 31, 2009, the Compnay has a net operating loss carryforward of $215,864 and $215, 864 for federal and state income tax purposes, respectively.  These net operating loss carryforwards begin to expire in 2018 and 2009, respectively. The net operating losses can be carried forward to offset future taxable income, if any.  Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.  Because of the change in ownership, the use of loss carryforwards are limited per the IRS tax code.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended March 31, 2009 and 2008 was zero.

Litigation — The Company is currently not a party to any legal proceedings.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2009). As of March 31, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in Mongolia.  As of March 31, 2009, we had a balance of $88,568 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 9 - RELATED PARTIES

On July 11, 2008, we entered into a Revolving Promissory Note, attached hereto as Exhibit C (the “Note”), with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to an aggregate of $500,000 during the commitment period, commencing on July 11, 2008 and expiring on June 30, 2009 (the “Expiration Date”). The Note accrues interest at a rate of ten percent (10%) per annum, compounded annually. All advances made under the Note and all accrued and unpaid interest thereon will become due and payable on the Expiration Date. The Note includes customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provides that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at an interest rate of ten percent (10%) per annum or the legal rate of interest, whichever is lower.

On September 6, 2008, we entered into an Exploration Licenses Transfer Agreement (“Mongolia Licenses Transfer Agreement”), with Mongsource USA, our controlling stockholder, under which Mongsource USA agreed to transfer to the Company three mineral exploration licenses in Mongolia (“Mongolia Exploration Licenses”) in exchange for 30,000,000 shares of the Company’s common stock (“Mongsource License Shares”). Under the terms of the Mongolia Licenses Transfer Agreement, if certain conditions are satisfied and we issue the Mongsource License Shares to Mongsource USA, then  such shares will be held in escrow by the Company until additional conditions are satisfied, including the issuance of direct exploration licenses to the Company by the Mongolian governmental authorities, the satisfactory completion of the Company’s due diligence investigation, receipt of certain instruments and certificates from governmental authorities evidencing the Company’s ownership of licenses and exploration rights and the Company’s receipt of a legal opinion in respect of certain matters. If any of these and other conditions specified in the Mongolia License Transfer Agreement is neither satisfied nor waived by the Company, the License Transfer Agreement will be terminated and the Mongsource License Shares will be released from escrow and returned to the Company. The agreement also provides for termination of the Mongolia Licenses Transfer Agreement by either party due to a breach of the agreement or if the conditions specified therein have not been either satisfied or waived by the parties by March 31, 2009. As of the date of this filing, the conditions necessary to transfer the Mongsource License Shares have not been satisfied.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we would transfer all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.
In December 2008, we entered into an agreement with a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of the Scottsdale, Arizona office, under which this firm will be entitled to receive compensation as our placement agent in connection with certain financing transactions.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.  Under the agreement, the placement agent will be entitled to receive a commission of ten percent (10%) and an unaccountable expense allowance of three percent (3%) of the proceeds generated in the transactions described in the agreement. In addition, the agreement provides that the third party will be reimbursed up to $30,000 for certain expenses.  The placement agent will also receive a warrant to purchase shares of our common stock based on the proceeds generated in the financing transaction.  Mr. Boesel will indirectly benefit from these transactions through his affiliation with the placement agent.

NOTE 10 – SUBSEQUENT EVENT

On May 28, 2009, the board of directors granted to Mr. Liu 1,000,000 restricted shares for his services from July 8, 2008 until May 31, 2009.  During such time, Mr. Liu received no other compensation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our CEO and CFO reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	45	Chief Executive Officer, President and Chairman of the Board

Lawrence Kohler	63	Secretary and a Director

Eric Stoppenhagen	35	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the Board of Directors.

Philip Liu is the managing director of the Company’s majority stockholder, MongSource USA LLC.  He has 24 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Since founding the company in 2005, Mr. Liu has served as the managing director of Timeway International Ltd, a Hong Kong company. Through Mr. Liu, Timeway International Ltd. has provided investment banking advisory services to clients such as BOT Capital, Okay Airways, Rothschild China, Sunray Group, iKang Group and Arrail Dental. Mr. Liu is also a director of MyOEM Inc., a private corporation which he co-founded in 2000. From 1994 to 2001, Mr. Liu was the Asia Business Venture Partner of the Phoenix, Arizona based investment-banking firm, Yee, Desmond, Schroeder & Allan Inc. From 1988 to 1989, Mr. Liu worked as a project manager with China Kanghua Development Corp., one of the Chinese State Council direct controlled investment firms located in Beijing, China..  While at China Kanghua Development Corp., Mr. Liu served on the negotiation team with multinational investment banking firms in a major industrial joint venture project. From 1987 to 1988, Mr. Liu worked as a project manager in China Ningbo Import & Export Corp. From 1984 to 1986, Mr. Liu worked as a research fellow at the Economic Research Institute of Wuhan Iron & Steel Group under the Ministry of Metallurgical Industry of China. Mr. Liu was born and raised in China. He graduated from Hubei Business School in 1984, after he visited the United States as an exchange student. Mr. Liu attended North Carolina State University and Campbell University (North Carolina) between 1990 and 1993. Mr. Liu obtained a MBA in corporate finance from Campbell University.  Mr. Lui is a resident of Phoenix, Arizona and is a U.S. Citizen.

Lawrence Kohler has served as the managing director of Global Capital Management, LLC, which provides investment planning, since 1998.  Mr. Kohler held vice president positions with E.F. Hutton, Kidder Peabody and Smith Barney. Mr. Kohler founded Capital West Investment Group, a NASD member broker dealer. Mr. Kohler received a business degree from Mercyhurst College in 1979.

Eric Stoppenhagen, though his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides temporary CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements. Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies; including as Interim President of Trestle Holdings, Inc., a public company, from 2006 to 2008; President of Landbank Group, Inc., a public company, from 2007 to 2008 CFO of GHG Trading Platforms, Inc., a private company, from 2007 to 2008 and Chief Financial Officer of Jardinier Corporation, a privately owned irrigation systems company from 2007 to 2008. Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee

The Audit Committee is currently comprised of two members: Lawrence Kohler and Philip Liu to the Audit Committee. Mr. Kohler was appointed Chairman of the Audit Committee.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors.  The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Company’s Audit Committee Charter may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Director Independence

Our board of directors currently consists of three members: Philip Liu, Eric Stoppenhagen, and Lawrence Kohler.

We do not have a separately designated compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Mr. Kohler are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

           The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2009 and 2008 and to the Company's executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Philip Liu Chief Executive Officer	2009 2008	N/A N/A	N/A N/A	$1,250(1) N/A	$1,030(2) N/A

Eric Stoppenhagen Chief Financial Officer	2009 2008	N/A N/A	N/A N/A	$44,500(3) N/A	$1,030(2) N/A

__________________________
(1)	Mr. Liu received1 $1,250 as a director for attending board meetings.
(2)	This represents 100,000 shares issued in September 2008 for joining the board of directors.
(3)
This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services at a rate of $175 per hour.  Additionally, Mr. Stoppenhagen receives a $500 allowance per month for office expenses. Additionally, Mr. Stoppenhagen received1 $1,500 for attending board meetings.

Employment Agreements

Currently, we have no employment agreements.  Upon sufficient fundraising, we plan to enter into an employment contract with our CEO, Philip Liu.  We pay Mr. Stoppenhagen $175 per hour to provide financial consulting services.  For the years ended March 31, 2009 and 2008, Mr. Stoppenhagen received $43,000 and zero, respectively.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2009.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	$3.50
Eric Stoppenhagen	20,000	100%	$3.50
Larry Kohler	20,000	100%	$3.50

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2009 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2009	Value of Unexercised In-the-Money Options and Warrants at 3/31/2009
Philip Liu	0	N/A	20,000	0
Eric Stoppenhagen	0	N/A	20,000	0
Larry Kohler	0	N/A	20,000	0

Compensation of Directors

Our Board of Directors approved a compensation plan for the Board of Directors. Under such plan, current members of the Company’s Board of Directors earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant.  At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the Board of Directors 100,000 shares of the Company’s common stock on the date of appointment.  The Company has issued each of our current directors, Philip Liu, Lawrence Kohler and Eric Stoppenhagen, 100,000 shares of the Company’s common stock and 20,000 stock options as of March 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 7, 2009 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock(1)

Mongsource USA, LLC(2)	19,426,500	89.73%
Philip Liu(3)	1,200,000	5.54%
Lawrence Kohler	200,000	0.92%
Eric Stoppenhagen	200,000	0.92%
All officers and directors
as a group (three persons)	1,600,000	7.38%
	21,026,500	97.11%

(1)
The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (21,650,000) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(2)
Mongsource is a wholly owned subsidiary of Mongsource BVI, which, in turn, is controlled by Mongolian Natural Resources Investment Group.  The shares do not include 30,000,000 shares of common stock that may be issued to Mongsource if the conditions set forth in the Mongolian Licenses Transfer Agreement are satisfied.  See sections entitled “Business - Mongolia Exploration Licenses” and “Related Party Transactions.”  Mr. Liu and John P. Boesel, III, the Senior Vice President and Branch Manager of the Placement Agent, are both directors and own approximately 8.2% and 5.0%, respectively, of Mongsource BVI.  See section entitled “Related Party Transactions.”

(3)	Officer and director of the Company. Mr. Liu is a director of and owns approximately 8.2% of Mongsource BVI.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	60,000	$ 3.50	0
Total	60,000	$ 3.50	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as under the caption Employment Agreements above and what is set forth below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On July 11, 2008, we entered into a Revolving Promissory Note, attached hereto as Exhibit C (the “Note”), with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to an aggregate of $500,000 during the commitment period, commencing on July 11, 2008 and expiring on June 30, 2009 (the “Expiration Date”). The Note accrues interest at a rate of ten percent (10%) per annum, compounded annually. All advances made under the Note and all accrued and unpaid interest thereon will become due and payable on the Expiration Date. The Note includes customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provides that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at an interest rate of ten percent (10%) per annum or the legal rate of interest, whichever is lower.

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

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we would transfer all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.

In December 2008, we entered into an agreement with a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of the Scottsdale, Arizona office, under which this firm will be entitled to receive compensation as our placement agent in connection with certain financing transactions.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.  Under the agreement, the placement agent will be entitled to receive a commission of ten percent (10%) and an unaccountable expense allowance of three percent (3%) of the proceeds generated in the transactions described in the agreement. In addition, the agreement provides that the third party will be reimbursed up to $30,000 for certain expenses.  The placement agent will also receive a warrant to purchase shares of our common stock based on the proceeds generated in the financing transaction.  Mr. Boesel will indirectly benefit from these transactions through his affiliation with the placement agent.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On July 10, 2008, the Board of Directors approved the dismissal of Turner Stone & Company, LLP ("Turner Stone") as the Company’s independent registered public accounting firm effective as of that date. Also on that date, the Audit Committee approved the engagement of Goldman Parks Kurland Mohidin, LLP ("GPKM") as the Company’s independent registered public accounting firm.

The audit report of Turner Stone on the Company’s financial statements for the years ended March 31, 2008 and 2007 contained an opinion as to the Company’s ability to continue as a going concern.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended March 31, 2008 and 2007, there were no disagreements with Turner Stone on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference to the matter of such disagreements in their reports.

The Company engaged GPKM as its new independent registered public accounting firm as of July 14, 2008. During The Company’s two most recent fiscal years and the subsequent interim period through July 14, 2008, neither the Company nor anyone on its behalf has consulted with GPKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GPKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees
The aggregate fees billed by Turner Stone for the audit of the Company’s consolidated financial statements in the years ended March 31, 2009 and 2008, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $10,100 for 2009 and $20,195 for 2008.

           The aggregate fees billed by GPKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2009 and 2008, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $16,500 for 2009 and zero for 2008.

Audit-Related Fees

There were no fees billed by Tuner Stoner or GPKM for audit-related services for the years ended March 31, 2009 and 2008.

Tax Fees

There were no fees billed by Tuner Stoner or GPKM for tax-related services for the years ended March 31, 2009 and 2008.

All Other Fees

There were no fees billed by Turner Stone or GPKM for other services not described above for the years ended March 31, 2009 and 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board has determined that the rendering of the services other than audit services by GPKM is compatible with maintaining the principal accountant’s independence.

1. Audit services include audit work performed in the preparation of consolidated financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our consolidated financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the consolidated financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Consolidated financial statements. The following consolidated financial statements of AuraSource, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of March 31, 2009 and 2008.

Statements of Operations for the year ended March 31, 2009 and 2008.

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2009 and 2008.

Statements of Cash Flows for the years ended March 31, 2009 and 2008.

Notes to consolidated financial statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Share Purchase Agreement. (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated May 20, 2008)
*10.2	Revolving Promissory Note dated July 11, 2008 by and among Mobile Nation, Inc. and Mongsource USA LLC. . (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated July 8, 2008)
*10.3	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.4	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.5
Exploration Licenses Transfer Agreement between Mongsource USA, LLC, Mongsource MN LLC and AuraSource, Inc. dated September 6, 2008. (incorporated herein by reference to Exhibit 10.2 of Company's Form 10-Q dated September 30, 2008)

*10.6
Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 10, 2008. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10-Q dated September 30, 2008)

*10.7
Exploration Licenses Transfer Agreement between Societe Guinea Consultant International LTD SARL and AuraSource, Inc. dated September 21, 2008. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10-Q dated September 30, 2008)

*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
*21	List of subsidiaries(incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated December 31, 2008)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*           Previously filed.

SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AuraSource, Inc.

Date: July 7, 2009	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 7, 2009	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of AuraSource, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer (Principal Executive Officer)	July 7, 2009
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 7, 2009
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 7, 2009
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 7, 2009
/s/ LARRY KOHLER ------------------------------------ Larry Kohler	Director	July 7, 2009