Form 10-Q
period 2009-06-30
AuraSource, Inc.
filed 2009-08-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $.001 par value	21,650,000

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets — June 30, 2009 (Unaudited) and March 31, 2009
Consolidated Statements of Operations (Unaudited) — Three months ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows (Unaudited) —Three months ended June 30, 2009 and 2008
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

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$218,455	$145,436
Total current assets	218,455	145,436

Fixed assets, net of accumulated depreciation	1,544	1,716

Total assets	$219,999	$147,152

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,468	$10,734
Accrued interest payable, related party	-	10,447
Notes payable, related party	-	253,965

Total current liabilities	15,468	275,146

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, 21,650,000 and 20,350,000 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively.	21,650	20,350
Additional paid in capital	1,524,866	476,182
Accumulated deficit	(1,341,985)	(624,526)
Total shareholders' equity (deficit)	204,531	(127,994)

Total liabilities and shareholders' equity	$219,999	$147,152

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	For the three months ended June 30,		From March 15, 1990 (Inception to June 30,
	2009	2008	2009

Revenue, net	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General & administrative expenses	712,448	10,410	1,339,126
Total operating expenses	712,448	10,410	1,339,126

Loss from operations	(712,448)	(10,410)	(1,339,126)

Other income (expenses):	(5,011)	(7,762)	(2,859)

Net loss applicable to common stockholders	$(717,459)	$(18,172)	$(1,341,985)

Basic & Dilutive Loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding	20,826,667	573,500

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008	Cumulative from March 15, 1990 (Inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(717,459)	$(18,172)	(932,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	172	-	514
Stock based compensation	663,406	-	679,904
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,734	-	15,469
Interest payable	5,009	-	(9,359)
Discontinued operations	-	7,763	(307,295)
Net cash used in operating activities	(44,138)	(10,409)	(554,090)

Cash flows from investing activities :
Advances from stockholders, net	-	-	22,725
Capital equipment purchases	-	-	(2,058)
Sale of assets to MongSource net of cash on hand	(88,567)	-	(88,567)
Net cash used in investing activities	(88,567)	-	(67,900)

Cash flows from financial activities
Net proceeds from issuance of common stock	-	100,000	543,256
Offering costs	-	7,500	7,500
Proceeds from increase of note payable	205,724	-	459,689
Repayment of debt	-	(105,000)	(170,000)
Net cash provided by financial activities	205,724	2,500	840,445

Net change in cash and cash equivalents	73,019	(7,909)	218,455

Cash and cash equivalents - beginning balance	145,436	8,686	-

Cash and cash equivalents - ending balance	$218,455	$777	218,455

Supplemental disclosure of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NonCash Transaction – Cash flows from operating, investing and financial activities have been impacted from the following noncash transaction. On June 11, 2009, the Company sold mineral rights to a related party for the cancellation of a note payable and related interest payable totaling $475,146.

AURASOURCE, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, a Nevada corporation, (“AuraSource” or the “Company”) focuses on clean energy technology development.  AuraSource developed the AuraCoal process, our patent pending technology to reduce SO2 and ash from coal pre-combustion.  AuraSource will invest in AuraCoal plants worldwide and market and distribute AuraFuel, a coal based clean industrial fuel produced by a proprietary new generation of Clean-Coal technology - AuraCoal that reduces energy costs and all but eliminates harmful emissions.

AuraSource plans to form a wholly owned foreign entity in China to acquire Hydrocarbon Clean Fuel (“HCF”) technology, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Hydrocarbon Clean Fuel (HCF) Technology

We believe our HCF technology, AuraCoaltm, will be the next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected chemicals to make a slurry mixture and using a proprietary biological treatment of the coal slurry mixture to reduce heavy minerals, such as sulfur.  We believe such slurry mixture, AuraFueltm, will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market it to plants in China and the United States with the objective of having a beta demonstration site in each country.

Given sufficient capital, development and protection of our HCF technology, among other factors, AuraSource plans to utilize the HCF technology as follows:

•	license HCF technology to international clients in applicable industries, such as coal producers and power plants.

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

•	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

•	process coal using HCF technology and sell such coal to end users at a marked-up price.

•	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

•	establish centers for processing coal with our HCF technology to supply power plants and other customers.

AuraCoaltm Clean Coal Technology

AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary AuraCoaltm Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoaltm technology can:

•	reduce harmful emissions and energy costs;

•	reduce and/or eliminate the need for scrubbers;

•	reduce carbon (CO2) emissions by up to 33% before implementation of additional carbon recapture technology;

•	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

•	enable a power plant to effectively manage its carbon emissions.

An existing gas or oil power plant can be converted to use AuraCoaltm technology with minimal engineering processes.  Given sufficient capital, our goal is to start a pilot plant and begin seven plant conversions in the third and fourth calendar quarters of 2009.

AuraFueltm Liquid Fuel

AuraFueltm is the resulting coal based, clean industrial fuel produced by AuraCoaltm technology.  We believe AuraFueltm will burn cleaner and more efficiently than its predecessors and can be delivered via pipeline in a non-volatile state. We believe AuraFueltm:

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

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoaltm and AuraFueltm.

Going Concern — The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $1,341,985 at June 30, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2009 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

Use of Estimates — The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2008 and 2009 because their effect is anti-dilutive.

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

Fair Value of Financial Instruments — We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial assets and liabilities, including cash and accrued expenses approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of June 30, 2009.

Significant Recently Issued Accounting Pronouncements —In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending March 31, 2009. Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our fiscal year ending March 31, 2010. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

In May 2009, the FASB issued SFAS No. 165 entitled "Subsequent Events."  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS No. 165 provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company's consolidated financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

NOTE 2 – NOTE PAYABLE

On July 8, 2008, all debts and accrued interest were satisfied with C.W. Gilluly and Affinity Financial Group, Inc. (“AFG”).

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA, LLC, the majority stockholder of the Company.   Through June 11, 2009, Mongsource USA, LLC had advanced us approximately $475,000.  Additionally, on September 6, 2008, we entered into an Exploration Licenses Transfer Agreement, with Mongsource USA, LLC. , under which Mongsource USA agreed to transfer to the Company three mineral exploration licenses in Mongolia.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to additional paid in capital as of the result of this agreement.

NOTE 3 – DISCONTINUED OPERATIONS

As explained in Note 2, on June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to additional paid in capital as of the result of this agreement.

NOTE 4 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2009). As of June 30, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

On May 8, 2009, MongSource USA LLC on behalf of AuraSource, Inc. transferred $200,000 to Timeway International Ltd. in Beijing, China in order to hold in trust for AuraSource.   Timeway International Ltd. is controlled by our CEO, Philip Liu.  Timeway International Ltd. agrees to hold these funds in trust at Bank of China and use for AuraSource business acitivities in China.

NOTE 5 – STOCK ISSUANCE

On May 28, 2009, the board of directors granted to Mr. Liu 1,000,000 restricted shares for his services from July 8, 2008 until May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, the board of directors granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  During the three months ended June 30, 2009, the Company recorded stock compensation arising from the grants of $650,000.

NOTE 6 - STOCK OPTIONS

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

2009
Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants for the three months ending June 30, 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2008	—	$—
Granted	60,000	3.50
Balance at March 31, 2009	60,000	3.50
Balance at June 30, 2009	60,000	$3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

$3.50	60,000	9.5	$3.50	30,000	$3.50

NOTE 7 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	—

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 11, 2008, we entered into a Revolving Promissory Note, attached hereto as Exhibit C (the “Note”), with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to $500,000 during the commitment period, commencing July 11, 2008 and expiring June 30, 2009 (the “Expiration Date”). The Note accrues interest at 10%, compounded annually. All advances made under the Note and all accrued and unpaid interest thereon will become due and payable on the Expiration Date. The Note includes customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provides that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at 10% or the legal rate of interest, whichever is lower.

In December 2008, we entered into an agreement with a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of Source Capital Group, under which this firm will be entitled to receive compensation as our placement agent in connection with certain financing transactions.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.  Under the agreement, the placement agent will be entitled to receive a commission of 10% and an unaccountable expense allowance of 3% of the proceeds generated in the transactions described in the agreement. In addition, the agreement provides that the third party will be reimbursed up to $30,000 for certain expenses.  The placement agent will also receive a warrant to purchase shares of our common stock based on the proceeds generated in the financing transaction.  Mr. Boesel will indirectly benefit from these transactions through his affiliation with the placement agent.

On May 8, 2009, MongSource USA LLC on behalf of AuraSource, Inc. transferred $200,000 to Timeway International Ltd. in Beijing, China in order to hold in trust for AuraSource.   Timeway International Ltd. is controlled by our CEO, Philip Liu.  This account is not insured and we believe is exposed to significant credit risk on cash. Timeway International Ltd. agrees to hold these funds in trust at Bank of China until such time that AuraSource sets up operations in China.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note. We recorded a capital contribution of $386,578 to additional paid in capital as of the result of this agreement.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

Overview

AuraSource, a Nevada corporation, focuses on clean energy technology development.  AuraSource developed the AuraCoal process, our patent pending technology to reduce SO2 and ash from coal pre-combustion.  AuraSource will invest in AuraCoal plants worldwide and market and distribute AuraFuel, a coal based clean industrial fuel produced by a proprietary new generation of Clean-Coal technology - AuraCoal that reduces energy costs and all but eliminates harmful emissions.

AuraSource plans to form a wholly owned foreign entity in China to acquire HCF technology, performing research and development related to HCF technology and products based on this technology.  We expect our revenue to come from licensing HCF technology to third parties and selling services and products derived from this technology.

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

Critical Accounting Policies and Estimates

           The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with SFAS 141(R), "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles using SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

For the Three Months Ended June 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $712,448 and $10,410 for the three months ended June 30, 2009 and 2008, respectively.  The increase in expense was due to the commencement of operations and $663,407 from stock based compensation.

Interest Income, Interest Expense and Other

Interest expense and other was $5,011 and $7,762 for the quarters ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $44,138 and $10,409 in the three months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to the commencement of operations offset by the stock based compensation.

Net cash used in investing activities was $88,567 and zero in the three months ended June 30, 2009 and 2008, respectively.  The increase was due to the transferring of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource.

Net cash provided by financing activities was $205,724 and $2,500 in the three months ended June 30, 2009 and 2008, respectively.  The difference of $203,224 in cash provided by financing activities was primarily due to proceeds from increase of note payable in the three months ended June 30, 2009 off set by the proceeds from committed common stock of $100,000 and the repayment of debt of $105,000 in the three months ended June 30, 2008.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsource USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate 10%, compounded annually. On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.

On March 9, 2009, we sold 50,000 shares of our common stock for $1.00 per share.

The Company suffered recurring losses from operations and has an accumulated deficit of $1,341,985 at June 30, 2009.  Currently, we have not generated any revenues. The Company is seeking various forms of financing.  In the event the Company uses all of its cash resources, Mongsource has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.  To the extent Mongsource can not or is unable to fund us or we are unable to come up with alternative financing, we will need to cease operations.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Please see Item 1 Notes to Unaudited Financial Statements, Note 1, Significant Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements -  We have no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS

Not applicable

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2	- UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3	- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITME 5	- OTHER INFORMATION

None

ITEM 6.
Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: August 13, 2009	/s/ PHILIP LIU
Name: Philip Liu
Title: Chief Executive Officer

Date: August 13, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.