Form 10-Q
period 2009-09-30
AuraSource, Inc.
filed 2009-11-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
YES      NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer  Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $.001 par value	26,777,193

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets — September 30, 2009 (Unaudited) and March 31, 2009	3
	Consolidated Statements of Operations (Unaudited) — Six months ended September 30, 2009 and 2008	4
	Consolidated Statements of Cash Flows (Unaudited) —Six months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17
		17
PART II	OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6.	EXHIBITS	18

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,378,571	$145,436
Prepaid expenses	885	-
Total current assets	1,379,456	145,436

Fixed assets, net of accumulated depreciation	34,952	1,716

Total assets	$1,414,408	$147,152

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$24,870	$10,734
Accrued interest payable, related party	-	10,447
Notes payable, related party	-	253,965

Total current liabilities	24,870	275,146

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated.	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, 24,795,724 and 20,350,000 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively.	24,795	20,350
Additional paid in capital	2,931,122	476,182
Accumulated deficit	(1,566,379)	(624,526)
Total shareholders' equity (deficit)	1,389,538	(127,994)

Total liabilities and shareholders' equity (deficit)	$1,414,408	$147,152

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Six months Ended September 30, 2009 and 2008
(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,		From March 15, 1990 (Inception to September 30,
	2009	2008	2009	2008	2009

Revenue, net	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General & administrative expenses	224,615	78,738	937,063	89,148	1,563,741
Total operating expenses	224,615	78,738	937,063	89,148	1,563,741

Loss from operations	(224,615)	(78,738)	(937,063)	(89,148)	(1,563,741)

Other income (expenses):	221	(554)	(4,791)	(8,316)	(2,638)

Net loss applicable to common stockholders	$(224,394)	$(79,292)	$(941,854)	$(97,464)	$(1,566,380)

Basic & Diluted Loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average shares outstanding	21,709,324	20,000,000	21,255,887	10,286,750

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Six months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008	Cumulative from March 15, 1990 (Inception) to September 30, 2009
Cash flows from operating activities:
Net loss	$(941,854)	$(97,464)	(1,566,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	-	2,454
Stock based compensation	676,812	-	676,812
Fair value of salaries donated as capital			151,500
Options issued for services rendered			13,407
Stock issued for services rendered			28,143
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,138	25,244	24,873
Interest payable	5,009	(24,814)	15,456
Net cash used in operating activities	(243,783)	(97,034)	(753,735)

Cash flows from investing activities :
Advance to former shareholders			14,018
Repayment of advances to former shareholders			(14,018)
Capital equipment purchases	(35,348)	(2,059)	(37,406)
Sale of assets to MongSource net of cash on hand	(88,567)	-	(88,567)
Net cash used in investing activities	(123,915)	(2,059)	(103,248)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,548,112	200,000	2,097,618
Offering costs	(152,118)	7,500	(144,618)
Proceeds from increase of note payable	205,724	184,279	459,689
Repayment of debt	-	(170,000)	(170,000)
Net cash provided by financing activities	1,601,718	221,779	2,242,689

Net change in cash and cash equivalents	1,240,270	122,686	1,385,709

Cash and cash equivalents - beginning balance	145,436	8,686	-

Cash and cash equivalents - ending balance	$1,378,571	$131,372	1,385,706

Supplemental disclosure of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$(32,576)
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NonCash Transaction – Cash flows from operating, investing and financing activities have been impacted from the following noncash transaction. On June 11, 2009, the Company sold mineral rights to a related party for the cancellation of a note payable and related interest payable totaling $475,146.

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

Given sufficient capital, development and protection of our HCF technology, among other factors, AuraSource plans to utilize the HCF technology as follows:

	license HCF technology to international clients in applicable industries, such as coal producers and power plants.

	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

	process coal using HCF technology and sell such coal to end users at a marked-up price.

	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

	establish centers for processing coal with our HCF technology to supply power plants and other customers.

AuraCoaltm Clean Coal Technology

AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary AuraCoaltm Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoaltm technology can:

	reduce harmful emissions and energy costs;

	reduce and/or eliminate the need for scrubbers;

	reduce carbon (CO2) emissions by up to 33% before implementation of additional carbon recapture technology;

	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

	enable a power plant to effectively manage its carbon emissions.

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

AuraFueltm Liquid Fuel

AuraFueltm is the resulting coal based, clean industrial fuel produced by AuraCoaltm technology.  We believe AuraFueltm will burn cleaner and more efficiently than its predecessors and can be delivered via pipeline in a non-volatile state. We believe AuraFueltm:

	has excellent fuel economy, good liquidity and stability, is easily loaded and unloaded, and can be stored and transported by pipeline or tanker without precipitation;

	is conducive to pumping over long-distance pipelines, transport by railway, truck tankers and maritime shipping;


has excellent atomization performance, can be stably fired and directly combusted.  AuraFueltm may be combusted in industrial boilers, industrial kilns and power generation boilers making it a substitute for conventional oil and coal;


produces virtually no pollution, therefore allowing the use of coal as an energy source at a time of environmental pollution concern and conservation.  AuraFueltm yields almost no coal ash by virtue of its high burning efficiency (99%) and can significantly reduce CO2 emissions; and

	is an attractive alternative to oil or natural gas.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoaltm and AuraFueltm.

Going Concern — The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $1,566,379 at September 30, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2009 included in our Annual Report on Form 10-K. The results of the six months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

Stock-Based Compensation— The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award.

Net Income (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the six months ended September 30, 2008 and 2009 because their effect is anti-dilutive.

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

Fair Value of Financial Instruments — We measure the fair value of financial assets and liabilities on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. We also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 9, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

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

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to additional paid in capital to account for this agreement.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2009). As of September 30, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

On May 8, 2009, MongSource USA LLC on behalf of AuraSource, Inc. transferred $200,000 to Timeway International Ltd. in Beijing, China in order to hold in trust for AuraSource.   The balance at September 30, 2009 is approximately $97,000.  Timeway International Ltd. is controlled by our CEO, Philip Liu.  Timeway International Ltd. agrees to hold these funds in trust at Bank of China and use for AuraSource business acitivities in China.

NOTE 5 – STOCK ISSUANCE

On May 28, 2009, the board of directors granted to Mr. Liu 1,000,000 restricted shares for his services from July 8, 2008 until May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, the board of directors granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000 during the three and six months ended September 30, 2009, respectively.

On October 22, 2009, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 5,177,193 shares of the Company’s common stock resulting in gross proceeds of $2,588,847 to the Company. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

In connection with the closing of the private placement offering, the Company paid a commission of $258,988 to Source Capital Group, Inc. as exclusive agents for the private placement offering and will issue to Source Capital Group, Inc. 517,719 three year warrants.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

2009
Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants for the six months ending September 30, 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2008	—	$—
Granted	60,000	3.50
Balance at March 31, 2009	60,000	3.50
Balance at September 30, 2009	60,000	$3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$3.50	60,000	9.25	$3.50	45,000	$3.50

NOTE 7 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the six months ended September 30, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Six months Ended September 30,
	2009	2008
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	—

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 11, 2008, we entered into a Revolving Promissory Note, attached hereto as Exhibit C (the “Note”), with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to $500,000 during the commitment period, commencing July 11, 2008 and expiring September 30, 2009 (the “Expiration Date”). The Note accrues interest at 10%, compounded annually. All advances made under the Note and all accrued and unpaid interest thereon will become due and payable on the Expiration Date. The Note included customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provided that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at 10% or the legal rate of interest, whichever is lower.

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

On May 8, 2009, MongSource USA LLC on behalf of AuraSource, Inc. transferred $200,000 to Timeway International Ltd. in Beijing, China in order to hold in trust for AuraSource.   The balance at September 30, 2009 is approximately $97,000. Timeway International Ltd. is controlled by our CEO, Philip Liu.  This account is not insured and we believe is exposed to significant credit risk on cash. Timeway International Ltd. agrees to hold these funds in trust at Bank of China until such time that AuraSource sets up operations in China.

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

We intend to pursue the following core elements of our business strategy:

	license the HCF technology to international clients in applicable industries, such as coal producers and power plants.

	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications.

	enter into joint ventures with coal producers to supply HCF treated coal to power plants.

	process coal using the HCF technology and sell such coal to end users at a marked-up price.

	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs.

	establish centers for processing the coal with its HCF technology to supply power plants and other customers.

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

We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles by testing for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

For the Three Month Ended September 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $224,615 and $78,738 for the three months ended September 30, 2009 and 2008, respectively.  The increase in expense was due to the commencement of operations in China.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $221 and $(554) for the quarters ended September 30, 2009 and 2008, respectively.  The increase in interest income is the result of higher cash balances.

For the Six months Ended September 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $937,063 and $89,148 for the six months ended September 30, 2009 and 2008, respectively.  The increase in expense was due to the commencement of operations in China and $663,407 from stock based compensation.

Interest Income, Interest Expense and Other

Interest expense and other was $4,791 and $8,316 for the six months ended September 30, 2009 and 2008, respectively.  The decrease in interest expense is due to the decrease in note payable.

Liquidity and Capital Resources

Net cash used in operating activities was $243,783 and $97,034 in the six months ended September 30, 2009 and 2008, respectively.  The increase was primarily due to the commencement of operations offset by the stock based compensation.

Net cash used in investing activities was $123,916 and 2,059 in the six months ended September 30, 2009 and 2008, respectively.  The increase was due to the transferring of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource and the purchase of capital equipment in China.

Net cash provided by financing activities was $1,601,718 and $221,779 in the six months ended September 30, 2009 and 2008, respectively.  The difference of $1,379,939 in cash provided by financing activities was primarily due to proceeds from the issuance of common stock as discussed below.

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

On October 22, 2009, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 5,177,193 shares of the Company’s common stock resulting in gross proceeds of $2,588,847 to the Company. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

The Company suffered recurring losses from operations and has an accumulated deficit of $1,566,379 at September 30, 2009.  Currently, we have not generated any revenues. The Company is seeking various forms of financing.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

AURASOURCE, INC.

Date: November 13, 2009	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: November 13, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.