Form 10-Q
period 2009-12-31
AuraSource, Inc.
filed 2010-02-16
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2009

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-28585

AuraSource, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	68-0427395 (IRS Employer Identification No.)

1490 South Price Rd. #219
Chandler, AZ 85286
 (Address of principal executive offices, zip code)

Registrant's telephone number (including area code): (480) 292-7179

7377 E. Doubletree Ranch Rd. #288
Scottsdale, AZ 85258
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer ☒ Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2009
Common Stock, $.001 par value	27,979,693

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets — December 31, 2009 (Unaudited) and March 31, 2009
Consolidated Statements of Operations (Unaudited) — Three and nine months ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows (Unaudited) —Nine months ended December 31, 2009 and 2008
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

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	March 31,
	2009	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,937,255	$145,436
Prepaid expense	18,837	-
Total current assets	1,956,092	145,436

Fixed assets, net of accumulated depreciation	33,013	1,716

Total assets	$1,989,105	$147,152

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$63,435	$10,734
Accrued interest payable, related party	-	10,447
Notes payable, related party	-	253,965

Total current liabilities	63,435	275,146

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, 27,979,693 and 20,350,000 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively.	27,979	20,350
Additional paid in capital	4,245,503	476,182
Accumulated deficit	(2,347,812)	(624,526)
Total shareholders' equity (deficit)	1,925,670	(127,994)

Total liabilities and shareholders' equity (deficit)	$1,989,105	$147,152

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three and Nine months Ended December 31, 2009 and 2008 and From Inception
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,		From March 15, 1990 (Inception) to December 31,
	2009	2008	2009	2008	2009

Revenue, net	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General & administrative expenses	785,284	43,161	1,722,347	132,310	2,349,025
Total operating expenses	785,284	43,161	1,722,347	132,310	2,349,025

Loss from operations	(785,284)	(43,161)	(1,722,347)	(132,310)	(2,349,025)

Other income (expenses):	3,852	(4,698)	(939)	(13,014)	1,214

Net loss applicable to common stockholders	$(781,432)	$(47,859)	$(1,723,286)	$(145,324)	$(2,347,811)

Basic & Diluted Loss per share	$(0.03)	$(0.00)	$(0.08)	$(0.01)

Weighted average shares outstanding	26,449,328	20,300,000	22,999,670	13,724,500

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Nine months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008	Cumulative from March 15, 1990 (Inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(1,723,286)	$(145,324)	(2,347,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,051	171	4,393
Equity based compensation	1,147,453	-	1,189,002
Fair value of salaries donated as capital			151,500
Changes in operating assets and liabilities:
Prepaid expense	(18,837)	-	(18,837)
Accounts payable and accrued expenses	52,701	17,506	68,446
Interest payable	5,009	(19,562)	10,447
None-refundable deposits	-	-	(100,000)
Net cash used in operating activities	(532,909)	(147,209)	(1,042,860)

Cash flows from investing activities :
Advances from shareholders, net			22,725
Capital equipment purchases	(35,348)	(2,059)	(37,406)
Sale of assets to MongSource net of cash on hand	(88,567)	-	(88,568)
Net cash used in investing activities	(123,915)	(2,059)	(103,249)

Cash flows from financing activities
Net proceeds from issuance of common stock	2,600,937	200,000	3,144,193
Offering costs	(358,018)	7,500	(350,518)
Proceeds from increase of note payable	205,724	202,043	459,689
Repayment of debt	-	(170,000)	(170,000)
Net cash provided by financing activities	2,448,643	239,543	3,083,364

Net change in cash and cash equivalents	1,791,819	90,275	1,937,255

Cash and cash equivalents - beginning balance	145,436	8,686	-

Cash and cash equivalents - ending balance	$1,937,255	$98,961	1,937,255

Supplemental disclosure of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$(32,576)
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NonCash Transaction – Cash flows from operating, investing and financing activities were from the following noncash transaction. On June 11, 2009, the Company sold mineral rights to a related party for the cancellation of a note and related interest payable totaling $475,146.

AURASOURCE, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, a Nevada corporation, (“AuraSource” or the “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM process. AuraSource plans to form a wholly owned foreign entity in China to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

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

AuraCoaltm Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes a superb alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to construct its pilot plant in mid 2010 and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary AuraCoaltm Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoaltm technology can:

	reduce harmful emissions and energy costs;

	reduce and/or eliminate the need for scrubbers;

	reduce carbon dioxide (CO2) emissions before implementation of additional carbon recapture technology;

	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

	enable a power plant to effectively manage its carbon emissions.

AuraFueltm

AuraSource has also licensed another proprietary hydrocarbon clean fuel technology, AuraFuelTM, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner. This technology was developed by EERI, a Chinese government owned energy research institute. The Chinese government along with an international technical firm validated the technology. EERI patented the technology and the production process. AuraSource licensed this technology for Guangxi province of China and the United States.  We are currently developing our own intellectual property associated with this technology.  AuraSource is partnering with three Chinese companies to start construction on a pilot plant by mid 2010 with production starting in 2011. In the United States, we are currently in our planning stages and pursuing a suitable site on public or private lands to start a pilot plant in 2011.

The process is an above-ground retorting technology, which has a simple and robust design, energy self-sufficiency, minimal water usage, and high oil yields.

The AuraFuel process consists of the following main steps:

1)	Crushing. Before retorting, raw oil shale is crushed into fine particles.
2)	Catalyst Spraying. Before entering the retort, oil shale feed is sprayed by a proprietary liquid catalyst.
3)
Retorting. The AuraFuel process uses an annular rotary retort that heats raw oil shale. Due to the rotating feature, the retorting is a continuous process. The annular retort consists of several zones, including heating zone, reaction zone and heat recovery zone. Incoming raw shale goes into the heating zone in which the shale is heated. Then the shale enters the reaction zone in which pyrolysis of oil shale happens. Most of the pyrolysis is complete in the reaction zone. In the heat recovery zone, the spent shale is cooled and waste heat is recycled. After one cycle of motion, the retorting process is complete and spent shale is discharged.

4)
Post-processing. Produced oil vapors and gases are cleaned and delivered to a condensation system where oil condenses and non-condensable gases are fed back to the retort as energy sources. The oil goes through a distillation process to produce gasoline, diesel or residual oil.

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

Going Concern — The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $2,347,812 at December 31, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2009 included in our Annual Report on Form 10-K. The results of the nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-Based Compensation— The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award.

Net Income (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the nine months ended December 31, 2008 and 2009 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments and Fair Value of Financial Instruments — Our financial instruments consist of cash and accounts payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities. We measure the fair value of financial assets and liabilities on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. We also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on February 15, 2010.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2009). As of December 31, 2009, our deposits exceeded insured amounts by $1,687,255.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

On May 8, 2009, MongSource USA LLC on behalf of AuraSource, Inc. transferred $200,000 to Timeway International Ltd. (“TIL”) in Beijing, China to hold in trust for AuraSource.   TIL is controlled by our CEO, Philip Liu.  TIL agrees to hold these funds in trust at Bank of China and use for AuraSource business acitivities in China.

NOTE 5 – STOCK ISSUANCE

On May 28, 2009, the Board of Directors granted Mr. Liu 1,000,000 restricted shares for his services from July 8, 2008 until May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, the Board of Directors granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000 during the three and nine months ended December 31, 2009, respectively.

On October 22, 2009, the Company completed a private placement to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold 5,279,693 shares of the Company’s common stock resulting in gross proceeds of $2,639,847. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

In connection with the closing of the private placement offering, the Company paid a commission of $263,985 to Source Capital Group, Inc. as exclusive agents for the private placement offering and will issue to Source Capital Group, Inc. 527,969 three year warrants.

On November 2, 2009, the Board of Directors granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $150,000 during the three and nine months ended December 31, 2009.

On December 18, 2009, the Board of Directors granted two consultants 800,000 shares of restricted stock 600,000 of which vests immediately and 200,000 of which vests quarterly over three years.  The Company recorded stock compensation arising from the grants of $308,333 during the three and nine months ended December 31, 2009.

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

The Company adopted the detailed method provided in  ASC 718 for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

2009
Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants for the nine months ending December 31, 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2008	—	$—
Granted	60,000	3.50
Balance at March 31, 2009	60,000	3.50
Balance at December 31, 2009	60,000	$3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$3.50	60,000	9.00	$3.50	60,000	$3.50

NOTE 7 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the nine months ended December 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Nine months Ended December 31,
	2009	2008
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	—

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 11, 2008, we entered into a Revolving Promissory Notewith Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to $500,000 during the commitment period, commencing July 11, 2008 and expiring December 31, 2009 (the “Expiration Date”). The Note accrues interest at 10%. All advances made under the Note and all accrued and unpaid interest thereon due and payable on the Expiration Date. The Note included customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provided that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at 10% or the legal rate of interest, whichever is lower.

In December 2008, we entered into an agreement with a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of Source Capital Group which was paid a commission of $263,985 to Source Capital Group, Inc., $52,797 for unaccountable expenses and was issued 527,969 three year warrants.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.

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

Overview

AuraSource, a Nevada corporation, focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM process. AuraSource plans to form a wholly owned foreign entity in China to acquire these types of HCF technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

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

AuraCoaltm Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes a superb alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to construct its pilot plant in mid 2010 and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

AuraCoaltm is a new generation of HCF technology. With the adoption of our proprietary AuraCoaltm Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoaltm technology can:

	reduce harmful emissions and energy costs;

	reduce and/or eliminate the need for scrubbers;

	reduce carbon dioxide (CO2) emissions before implementation of additional carbon recapture technology;

	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and

	enable a power plant to effectively manage its carbon emissions.

AuraFueltm

AuraSource has also licensed another proprietary hydrocarbon clean fuel technology, AuraFuelTM, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner. This technology was developed by EERI, a Chinese government owned energy research institute. The Chinese government along with an international technical firm validated the technology. EERI patented the technology and the production process. AuraSource licensed this technology for Guangxi province of China and the United States.  We are currently developing our own intellectual property associated with this technology.  AuraSource is partnering with three Chinese companies to start construction on a pilot plant by mid 2010 with production starting in 2011. In the United States, we are currently in our planning stages and pursuing a suitable site on public or private lands to start a pilot plant in 2011.

The process is an above-ground retorting technology, which has a simple and robust design, energy self-sufficiency, minimal water usage, and high oil yields.

The AuraFuel process consists of the following main steps:

1.	Crushing. Before retorting, raw oil shale is crushed into fine particles.
2.	Catalyst Spraying. Before entering the retort, oil shale feed is sprayed by a proprietary liquid catalyst.
3.
Retorting. The AuraFuel process uses an annular rotary retort that heats raw oil shale. Due to the rotating feature, the retorting is a continuous process. The annular retort consists of several zones, including heating zone, reaction zone and heat recovery zone. Incoming raw shale goes into the heating zone in which the shale is heated. Then the shale enters the reaction zone in which pyrolysis of oil shale happens. Most of the pyrolysis is complete in the reaction zone. In the heat recovery zone, the spent shale is cooled and waste heat is recycled. After one cycle of motion, the retorting process is complete and spent shale is discharged.

4.
Post-processing. Produced oil vapors and gases are cleaned and delivered to a condensation system where oil condenses and non-condensable gases are fed back to the retort as energy sources. The oil goes through a distillation process to produce gasoline, diesel or residual oil.

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

Results of Operations

For the Three Month Ended December 31, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $785,284 and $43,161 for the three months ended December 31, 2009 and 2008, respectively.  The increase of $742,123 in expense was due to the commencement of operations in China and stock based compensation.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $3,852 and $(4,698) for the quarters ended December 31, 2009 and 2008, respectively.  The increase in interest income is the result of higher cash balances.

For the Nine months Ended December 31, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,722,347 and $132,310 for the nine months ended December 31, 2009 and 2008, respectively.  The increase of $1,590,037in expense was due to the commencement of operations in China and stock based compensation.

Interest Income, Interest Expense and Other

Interest expense and other was $939 and $13,014 for the nine months ended December 31, 2009 and 2008, respectively.  The decrease in interest expense is due to the decrease in note payable and higher cash balances.

Liquidity and Capital Resources

Net cash used in operating activities was $532,909 and $147,209 in the nine months ended December 31, 2009 and 2008, respectively.  The increase was primarily due to the commencement of operations and stock based compensation.

Net cash used in investing activities was $123,915 and 2,059 in the nine months ended December 31, 2009 and 2008, respectively.  The increase was due to the transferring of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource and the purchase of capital equipment in China.

Net cash provided by financing activities was $2,448,643 and $239,543 in the nine months ended December 31, 2009 and 2008, respectively.  The difference of $2,209,100 in cash provided by financing activities was primarily due to proceeds from the issuance of common stock as discussed below.

On July 11, 2008, we entered into the Note with Mongsource USA the majority stockholder of the Company.  Under the terms of the Note, Mongsource USA agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at 10%. On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.

On October 22, 2009, the Company completed a private placement offering to certain institutional Investors pursuant to which the Company sold an aggregate of 5,279,693 shares of the Company’s common stock resulting in gross proceeds of $2,639,847 to the Company. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

The Company suffered recurring losses from operations and has an accumulated deficit of $2,347,812 at December 31, 2009.  Currently, we have not generated any revenues. The Company is seeking various forms of financing.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

AURASOURCE, INC.

Date: February 15, 2009	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: February 15, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.