Form 10-K
period 2010-03-31
AuraSource, Inc.
filed 2010-06-29
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-28585

AURASOURCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0427395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1490 South Price Road, Suite 219, Chandler, AZ	85286
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(480) 292-7179

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $25,377,790 (based on the closing sales price of the registrant's common stock on that date).

At June 29, 2010, there were 28,262,190 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business

General

AuraSource, Inc., a Nevada corporation, (“AuraSource” or the “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM processes. AuraSource formed AuraSource Qinzhou Co. Ltd. (“AuraSource Qinzhou Co. Ltd.” or “AC”), a Wholly Foreign Owned Enterprise (“WFOE”) in China to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. The Company was incorporated on November 6, 1998 and started its current business in December 2008.

Through our WFOE, we will conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

Additionally, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource, Mongolia Energy, and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG provided the full funding for this plant.  AuraSource is providing the project management expertise and the license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from China Chemical Economic Cooperation Center (“CCECC”).  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

Hydrocarbon Clean Fuel (HCF) Technology

We believe our HCF technology, AuraCoalTM, is a next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected chemicals to make a slurry mixture and using a proprietary biological treatment of the coal slurry mixture to reduce heavy minerals, such as sulfur.  We believe such slurry mixture will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market it to plants in China and the United States with the objective of having a beta demonstration site in each country.

Given sufficient capital, development and protection of our HCF technology, among other factors, AuraSource plans to utilize the HCF technology as follows:

•	license HCF technology to international clients in applicable industries, such as coal producers and power plants;

•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications;

•	enter into joint ventures with coal producers to supply HCF treated coal to power plants;

•	process coal using HCF technology and sell such coal to end users at a marked-up price;

•	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs; and

•	establish centers for processing coal with our HCF technology to supply power plants and other customers.

AuraCoaltm Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes a superb alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to construct its pilot plant in mid 2010 [any update?] and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

AuraCoal is a new generation of HCF technology. With the adoption of our proprietary AuraCoal Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoal technology can:

•	reduce harmful emissions and energy costs;
•	reduce and/or eliminate the need for scrubbers;
•	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and
•	enable a power plant to effectively manage its carbon emissions.

AuraFueltm

AuraSource has also licensed another proprietary hydrocarbon clean fuel technology, AuraFuel, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner. This technology was developed by EERI, a Chinese government owned energy research institute. EERI patented the technology and the production process. AuraSource licensed this technology for Guangxi province of China and the United States.  We are currently developing our own intellectual property associated with this technology.  AuraSource is partnering with three Chinese companies and started construction on a pilot plant in April 2010 with production anticipating to begin in 2011. In the United States, we are currently in our planning stages and pursuing a suitable site on public or private lands to start a pilot plant in 2011.

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

3)
Post-processing. Produced oil vapors and gases are cleaned and delivered to a condensation system where oil condenses and non-condensable gases are fed back to the retort as energy sources. The oil goes through a distillation process to produce gasoline, diesel or residual oil.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

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

First Generation Coal-Water Slurry (Slurry Generation)

The first generation of HCF occurred at the U.S. Black Mesa coal slurry pipeline, which is the only operating long-distance coal-water slurry pipeline in the world. See www.informaworld.com/index/778734328.pdf.  This pipeline traverses 273 miles, with an annual capacity of 4,800,000 tons.  See http://www.britannica.com/EBchecked/topic/68053/Black-Mesa-pipeline.   The purpose of liquefying the coal was to transport the coal economically.

The Second Generation Hydrocarbon clean fuel (Mixture Generation)

In the second generation process, the coal is a coal-water slurry physically processed with new products, consisting of approximately 65% to 70% coal and 35% to 30% water and trace chemical additives prepared in a paste, commonly known as high concentration coal-water slurry, or water coal slurry.

The Third Generation Hydrocarbon clean fuel (The Ultra-Fine Coal-Water Fuel Generation)

We believe our technology will be the third generation of hydrocarbon clean fuel technology. We believe the third generation of HCF will be a lower-cost and more efficient technology that can be used in greater depth and in a wider array of applications, and may be an alternative to oil resource applications.  We expect the third generation of HCF technology will contain only trace amounts of sulfur and ash, in fine particle sizes, which allows the burning of the mixture to cause minor wear and tear on equipment. Additionally, we believe the use of ultra-fine grinding machines allows preparation of an ultra-fine paste for a new type of fuel. We believe the HCF technology may yield potential environmental advantages relative to heavy oil.

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

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage in the HCF market.  Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

Clean Air Interstate Rule.     The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reductions of nitrogen oxide emissions began in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015.

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

No enterprise may start production at its facilities until it receives approval from the Ministry of Commerce to begin operations.

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

Employees

The Company currently has fourteen employees.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2010, we had an accumulated deficit of $2,864,811. We expect to continue to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

As a public company, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after March 31, 2011.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

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

           Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fourth quarter ended March 31, 2010 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and it trades for less than $5.00 per share.  The OTCBB is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTC Bulletin Board, NASDAQ or any exchange, even if eligible in the future.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize issuance of 150,000,000 shares of common stock and 10,000 shares of preferred stock. The common stock and preferred stock can be issued by our Board of Directors (“BOD”) without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

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

The market for HCF is emerging and rapidly evolving, and its future success remains uncertain. If HCF is not suitable for widespread adoption or sufficient demand for HCF does not develop or takes longer to develop than we anticipate, we would be unable to generate revenue or to achieve or sustain profitability. In addition, demand for HCF in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of HCF and demand for our products, including:

•	cost-effectiveness of HCF as compared with conventional and other alternative energy products and technologies;

•	performance and reliability of HCF as compared with conventional and other alternative energy products and technologies;

•	capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and

•	availability of government subsidies and incentives.

Our limited marketing capability limits our ability to generate revenue.

      We have limited marketing capabilities and resources to expend on marketing HCF technology.  To achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our HCF technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to encourage power plants to convert the plants to be compatible with our HCF technology.  No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would negatively impact our ability to generate revenue and have a material adverse effect on our business, operating results and financial condition.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility when compared with seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this annual report.

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

As of June 29, 2010, our principal stockholders and their affiliated entities own 34.06% of our outstanding common shares, representing 34.06% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

The market price for our stock may be volatile which may place downward pressure on our stock price.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in alternative energy and coal-based product markets;

•	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	intellectual property litigation; and

•	general economic or political conditions in China.

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

Item 4.  (Removed and Reserved)

. PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “ARAO.OB”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2009:
First Quarter	$1.01	$0.35
Second Quarter	$3.00	$1.01
Third Quarter	$4.25	$2.00
Fourth Quarter	$3.50	$2.25
Fiscal year ended March 31, 2010:
First Quarter	$3.50	$3.00
Second Quarter	$3.00	$2.00
Third Quarter	$10.01	$1.50
Fourth Quarter	$2.00	$0.40

Holders

On June 28, 2010, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $1.15 per share.  As of June 29, 2010, there were approximately 1,087 record holders of the Company's Common Stock.  Our transfer agent is Empire Stock Transfer Inc.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended March 31, 2010, we sold 5,279,693 shares of common stock for $0.50 per share.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

AuraSource focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a WFOE in China to acquire these types of HCF technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Through our wholly owned subsidiary, we will conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

Additionally, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource, Mongolia Energy, and KMIG to build an AuraFuel plant. Kaiyuyuan Mineral provided the full funding for this plant.  AuraSource is providing the project management expertise and the license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from CCECC.  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2010. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2010 Compared to Fiscal Year 2009

Results from Operations

 Revenues

Revenues were zero for the years ended March 31, 2010 and 2009.  Upon completion of our AuraFuel and AuraCoal plants, we expect to begin generating revenues.  We expect this to occur in 2011.

Cost of Sales

Cost of sales was zero for the years ended March 31, 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,241,383 and $197,655 for the years ended March 31, 2010 and 2009, respectively.  The increase in selling, general and administrative expenses was due to commencing business operations in China and the hiring of additional employees. We expect this to increase as we expand our operations.

Interest Income and Other, Net

Interest income/(expense) and other, net was $1,098 and $(18,209) in the years ended March 31, 2010 and 2009, respectively.  The decrease in expense is principally due to the reduction in the Company’s indebtedness for the year ended March 31, 2010 as further described in Note 2 to our Consolidated Financial Statements appearing elsewhere in this report.

Liquidity and Capital Resources

           Net cash used in operating activities was $826,607 and $202,657 in the years ended March 31, 2010 and 2009, respectively.  The increase was primarily due to the commencement of operations and stock based compensation.

           Net cash used in investing activities was $125,467 and $2,058 in the years ended March 31, 2010 and 2009, respectively. The increase was due to the transferring of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource and the purchase of capital equipment in China.

           Net cash provided by in financing activities was $2,448,644 and $341,465 in 2010 and 2009, respectively.  The increase in cash provided by financing activities was primarily due to approximately $2,600,000 received for the issuance of common stock and $205,725 received for the issuance of debt.  This was offset by offering costs of approximately $358,000.

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA, LLC, the majority stockholder of the Company.   Through June 11, 2009, Mongsource USA, LLC had advanced us approximately $475,000.  Additionally, on September 6, 2008, we entered into an Exploration Licenses Transfer Agreement, with Mongsource USA, LLC, under which Mongsource USA agreed to transfer to the Company three mineral exploration licenses in Mongolia.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to additional paid in capital to account for this agreement.

    The Company suffered recurring losses from operations and has an accumulated deficit of $2,864,811 at March 31, 2010.  Currently, we have not generated any revenues and as of March 31, 2010, had a cash balance of approximately $1.6 million. The Company is seeking various forms of financing.   While we believe we have sufficient cash resources for the next twelve months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We have not incurred any material capital expenditures for the year ended March 31, 2010 and 2009.

Commitments and Contractual Obligations

Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.

We currently do not have any other material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AURASOURCE, INC.
(a development stage company)

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2010 and 2009
Balance Sheets	24
Statements of Operations	25
Statements of Stockholders' Deficit	26
Statements of Cash Flows	27
Notes to Consolidated financial statements	28-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AuraSource, Inc and Subsidiary
Chandler, Arizona

We have audited the consolidated balance sheets of AuraSource, Inc. and Subsidiary, a development stage company, (the “Company”), as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  The statements of operations, stockholders’ equity (deficit) and cash flows included in the cumulative information from inception (March 15, 1990) to March 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended.  Further, in our opinion, based on our audits and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (March 15, 1990) to March 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $2,864,811 as of March 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California
June 29, 2010

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,642,006	$145,436
Prepaid expenses	4,294	-
TOTAL CURRENT ASSETS	1,646,300	145,436
Fixed assets, net of accumulated depreciation	31,074	1,716
TOTAL ASSETS	$1,677,374	$147,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$32,008	$10,734
Accrued liabilities	30,000	-
Accrued interest payable, related party	-	10,447
Note payable, related party	-	253,965
TOTAL CURRENT LIABILITIES	62,008	275,146

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 28,262,190 and 20,350,000 shares issued and outstanding at March 31, 2010 and 2009, respectively.	28,262	20,350
Additional paid in capital	4,451,915	476,182
Accumulated deficit	(2,864,811)	(624,526)
Total stockholders' equity (deficit)	1,615,366	(127,994)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,677,374	$147,152

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2010

	2010	2009	Cumulative from Inception through March 31, 2010
REVENUES
Product	$—	$—	$—
Software support	—	—	—
Total revenues	—	—	—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	2,241,383	197,655	2,868,061
Total operating expenses	2,241,383	197,655	2,868,061
LOSS FROM OPERATIONS	(2,241,383)	(197,655)	(2,868,061)
Merger fee, net	—	—	80,000
Interest income/(expense) and other, net	1,098	(18,209)	(76,750)
NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,240,285)	$(215,864)	$(2,864,811)
NET (LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.09)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	24,253,931	14,930,347

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2010

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at March 15, 1990			$40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(450,598)	(450,598)
Net income						42,231	42,231
Balance at March 31, 2008		-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074		207,500
Stock compensation			300,000	300	2,791		3,091
Issuance of options					13,407		13,407
Issuance of shares, March 2009			50,000	50	49,950		50,000
Net loss						(215,864)	(215,864)
Balance at March 31, 2009		-	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution					386,578		386,578
Issuance of shares for services, May 2009			1,350,000	1,350	648,650		650,000
Issuance of shares, September 2009			3,095,000	3,095	1,545,017		1,548,112
Issuance of shares, October 2009			2,084,000	2,084	1,049,641		1,051,725
Issuance of shares for services, November 2009			1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010			283,190	283	198,078		198,361
Issuance of options					56,887		56,887
Offering costs related to share issuance					(358,018)		(358,018)
Net loss						(2,240,285)	(2,240,285)
Balance at March 31, 2010		$-	28,262,190	$28,262	$4,451,915	$(2,864,811)	$1,615,366

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2010 AND 2009
	2010	2009	Cumulative from Inception to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,240,285)	$(215,864)	$(2,864,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of salaries donated as capital	—	—	151,500
Depreciation expense	5,990	342	6,332
Options issued for services rendered	56,887	13,407	70,294
Stock issued for services rendered	1,298,361	3,091	1,326,504
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,293)	—	(4,293)
Accounts payable and accrued expenses	51,724	10,735	62,459
Accrued interest payable – related parties	5,009	(14,368)	15,456
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(826,607)	(202,657)	(1,336,559)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to former stockholders	—	—	(14,018)
Repayment of advances from former stockholders	—	—	14,018
Advances from stockholders, net	—	—	22,725
Sale of assets to MongSource, net of cash on hand	(90,119)	—	(90,119)
Capital equipment purchases	(35,348)	(2,058)	(37,406)
Net cash used in investing activities	(125,467)	(2,058)	(104,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,600,937	250,000	3,144,193
Offering costs	(358,018)	7,500	(350,518)
Net proceeds from issuance of note payable	205,725	253,965	459,690
Repayment of debt	—	(170,000)	(170,000)
Net cash provided by financing activities	2,448,644	341,465	3,083,365
NET INCREASE IN CASH	1,496,570	136,750	1,642,006
CASH, Beginning of period	145,436	8,686	—
CASH, End of period	$1,642,006	$145,436	$1,642,006

	2010	2009	Cumulative from Inception to March 31, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—
Stockholder advances forgiven and converted to additional paid-in capital	—	—	22,725

NON-CASH FINANCING ACTIVITY:

Forgiveness of debt in exchange for all ownership interest in AuraSource, LLC, a Mongolian subsidiary	$386,578	$—	$386,578

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 and 2009

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a WFOE in China to acquire these types of HCF technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Through our wholly owned subsidiary, we will conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

Additionally, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource, Mongolia Energy, and KMIG to build an AuraFuel plant. KMIG provided the full funding for this plant.  AuraSource is providing the project management expertise and the license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from CCECC.  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $2,864,811 at March 31, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

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

Stock-Based Compensation — The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award.

Net Income (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share for the years ended March 31, 2010 and 2009 because their effect is anti-dilutive.

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
The carrying amount of the Company’s financial assets and liabilities, including cash and accrued expenses, approximate fair value without being discounted, due to the short-term maturities during which these amounts are outstanding.

Reclassifications — Certain reclassifications were made to the 2009 financial statements to conform to the 2010 financial presentation

Recently Issued Accounting Pronouncements   —

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2010-06 with no impact on disclosures.

In September 2009, the FASB issued updated guidance of Accounting Standards Codification ("ASC") 605, "Revenue Recognition," for establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value an Update 2009-05" ("ASU 2009-05"). ASU 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 with no impact on its consolidated financial position or results of operations.

Effective July 1, 2009, the Company adopted the FASB ASC 105, "Generally Accepted Accounting Principles—Overall" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

 In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855"). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued updated guidance of ASC 820, "Fair Value Measurements." The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

In June 2008, the FASB issued updated guidance of ASC 815, "Derivatives and Hedging" ("ASC 815"), that is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The updated guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The updated guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and is able to qualify for the scope exception. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other," removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations," and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued updated guidance of ASC 810, "Consolidation." This updated guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The updated guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This updated guidance was effective for fiscal years beginning after December 15, 2008. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

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

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to account for this agreement.

NOTE 3 – DISCONTINUED OPERATIONS

As explained in Note 2, on June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.

NOTE 4 – STOCK ISSUANCE

On May 28, 2009, the BOD granted Mr. Liu 1,000,000 restricted shares for his services as CEO and President from July 8, 2008 until May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, the BOD granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen, each a director of the Company, 100,000 shares of restricted stock on May 28, 2009 for their board services which vests the earlier of two years from date of grant or termination from the board.  The Company recorded stock compensation arising from the grants of $650,000 during the year ended March 31, 2010.

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

In connection with the closing of the private placement offering, the Company paid a commission of $316,781 to Source Capital Group, Inc. as exclusive agents for the private placement offering and issued to Source Capital Group, Inc. a three year warrant to purchase 527,969 shares of the Company’s common stock at an exercise price of $0.55.

On November 2, 2009, the BOD granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $150,000 during the year ended March 31, 2010.

On December 18, 2009, the BOD granted two consultants 800,000 shares of restricted stock, 600,000 of which vested immediately and 200,000 of which vest quarterly over three years.  The Company recorded stock compensation arising from the grants of $300,000 during the year ended March 31, 2010.

On March 1, 2010, the BOD granted two consultants 283,000 shares of common stock.  The Company recorded stock compensation arising from the grants of approximately $198,000 during the year ended March 31, 2010.

NOTE 5 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at an exercise price of $3.50 to members of our BOD. The options vest quarterly starting January 1, 2009 and expire ten years after the date of grant.  We will record compensation expense of $53,628 in the quarters in which the options vest.  The Company has assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants during 2010:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2009	60,000	$3.50
Granted	—	—
Balance at March 31, 2010	60,000	$3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price

$3.50	60,000	9.75	$3.50	15,000	$3.50

NOTE 6 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2010	2009
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	60,000

NOTE 7 - INCOME TAX

The deferred tax asset for the years ended March 31, 2010 and 2009 consisted of the following:
	2010	2009
Net operating loss carryforwards	$761,670	$73,394
Less valuation allowance	(761,670)	(73,394)
	$-	$-

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2010, the Company has a federal and state net operating loss carry-forward of approximately $2,456,000 which is available to offset future taxable income that expires as follows:

Federal	State	Net Operating Loss
2028	2013	$216,000
2029	2014	2,240,000
		$2,456,000

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2010 and 2009 is as follows:
	2009	2008
Income tax benefit at federal statutory rate	$587,059	$63,215
State income tax benefit, net of effect on federal taxes	101,217	10,179
(Increase) in valuation allowance	(688,276)	(73,394)
Income tax expenses (benefit)	$-	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases and rent expense for the years ended March 31, 2010 and 2009 was zero.

Litigation — The Company is currently not a party to any legal proceedings.

Employment Agreement - Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2010). As of March 31, 2010, our deposits exceeded insured amounts by $751,110.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  As of March 31, 2010, we had a balance of $619,282 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 10 - RELATED PARTY TRANSACTIONS

 On July 11, 2008, we entered into a Revolving Promissory Note with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to $500,000 during the commitment period, commencing July 11, 2008 and expiring December 31, 2009 (the “Expiration Date”). The Note accrues interest at 10%. All advances made under the Note and all accrued and unpaid interest thereon due and payable on the Expiration Date. The Note included customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provided that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at 10% or the legal rate of interest, whichever is lower.

We paid Source Capital Group, Inc., a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of Source Capital Group, a commission of $263,985 to Source Capital Group, Inc., $52,797 for unaccountable expenses and was issued 527,969 three year warrants to purchase 527,969 shares of the Company’s common stock at an exercise price of $0.55.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note. We recorded a capital contribution of $386,578 to additional paid in capital as of the result of this agreement.

Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  For the year ended March 31, 2010, Mr. Liu received $194,667 as total compensation pursuant to this Employment Agreement.

.

NOTE 11 – SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through June 29, 2010, the date the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2010, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	46	Chief Executive Officer, President and Chairman of the Board

Lawrence Kohler	64	Secretary and a Director

Eric Stoppenhagen	36	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the Board of Directors. There are no family relationships between our executive officers and directors.

Philip Liu was appointed Chief Executive Officer, President and Chairman of the Board in July 2008. Mr. Liu has served as a director of the Company since July 2008. Mr. Liu has 24 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Since founding the company in 2005, Mr. Liu has served as the managing director of Timeway International Ltd, a Hong Kong company. Through Mr. Liu, Timeway International Ltd. has provided investment banking advisory services to clients such as BOT Capital, Okay Airways, Rothschild China, Sunray Group, iKang Group and Arrail Dental. Mr. Liu is also a director of MyOEM Inc., a private corporation which he co-founded in 2000. From 1994 to 2001, Mr. Liu was the Asia Business Venture Partner of the Phoenix, Arizona based investment-banking firm, Yee, Desmond, Schroeder & Allan Inc. From 1988 to 1989, Mr. Liu worked as a project manager with China Kanghua Development Corp., one of the Chinese State Council direct controlled investment firms located in Beijing, China..  While at China Kanghua Development Corp., Mr. Liu served on the negotiation team with multinational investment banking firms in a major industrial joint venture project. From 1987 to 1988, Mr. Liu worked as a project manager in China Ningbo Import & Export Corp. From 1984 to 1986, Mr. Liu worked as a research fellow at the Economic Research Institute of Wuhan Iron & Steel Group under the Ministry of Metallurgical Industry of China. Mr. Liu was born and raised in China. He graduated from Hubei Business School in 1984, after he visited the United States as an exchange student. Mr. Liu attended North Carolina State University and Campbell University (North Carolina) between 1990 and 1993. Mr. Liu obtained a MBA in corporate finance from Campbell University.  Mr. Lui is a resident of Phoenix, Arizona and is a U.S. Citizen.

Lawrence Kohler was appointed Secretary in July 2008. He has served as a director of the Company since July 2008. Mr. Kohler has served as the managing director of Global Capital Management, LLC, which provides investment planning, since 1998.  Mr. Kohler held vice president positions with E.F. Hutton, Kidder Peabody and Smith Barney. Mr. Kohler founded Capital West Investment Group, a NASD member broker dealer. Mr. Kohler received a business degree from Mercyhurst College in 1979. In 2000, Mr. Kohler declared personal bankruptcy, but we do not believe this impacts Mr. Kohler’s service to the Company.

Eric Stoppenhagen was appointed Chief Financial Officer and Treasurer in July 2008. He has served as a director of the Company since July 2008. Mr. Stoppenhagen through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including as Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; President of Catalyst Lighting Group, Inc.  in 2010; and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2010, none of our executive officers, directors and greater-than-ten percent stockholders have complied with all Section 16(a) filing requirements and such individuals intend to file these reports.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors, we have formed an Audit Committee that is currently comprised of two members: Lawrence Kohler and Philip Liu, with Mr. Kohler serving as Chairman of the committee.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the BOD.  The BOD has adopted a written charter for the Audit Committee. A copy of the Company’s Audit Committee Charter may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Director Independence

Our BOD currently consists of three members: Philip Liu, Eric Stoppenhagen, and Lawrence Kohler.

We do not have a separately designated compensation or nominating committee of our BOD and the functions customarily delegated to these committees are performed by our full BOD.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Mr. Kohler is “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2010 and 2009 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Philip Liu Chief Executive Officer	2010 2009	$160,000 -	$26,666 -	$600,000 (3) $1,030(2)		$10,750(1) $1,250(1)	$797,416 $1,250

Eric Stoppenhagen Chief Financial Officer	2010 2009	- -	- -	$100,000 (3) $1,030(2)		$110,345(4) $44,500(4)	$210,345 $45,530
__________________________
(1)	Mr. Liu received $1,250 in 2009 and $2,750 in 2010 as a director for attending board meetings and $8,000 for car and office allowances.
(2)	In September 2008, Mr. Liu and Mr. Stoppenhagen were issued 100,000 shares for joining the BOD.
(3)
On May 28, 2009, the BOD granted Mr. Liu 1,000,000 restricted shares for his services as an officer of the Company from July 8, 2008 until May 31, 2009. Additionally, on May 28, 2009 the BOD granted Mr. Liu and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years from the date of grant or termination from the board for their service as board members.  On November 2, 2009, the BOD granted Mr. Liu and Mr. Stoppenhagen an additional 100,000 shares of restricted stock which vests the earlier of two years from the date of grant or termination from the board for their service as board members.

(4)
This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services at a rate of $175 per hour.   Additionally, Mr. Stoppenhagen received $3,000 for attending board meetings.

Narrative Disclosure to Summary Compensation Table

Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  If the contract is terminated without cause, Mr. Liu shall be paid through March 31, 2014. For the years ended March 31, 2010 and 2009, Mr. Liu received $194,667 and zero, respectively.  The $194,667 consisted of $160,000 for salary, $26,666 for bonuses, $8,000 for car and office allowances.  Mr. Liu received $1,250 in 2009 and $2,750 in 2010 as a director for attending board meetings.  We recorded a stock compensation expense of $1,030 in 2009 for 100,000 shares received for joining the BOD and $600,000 in 2010 for 1,000,000 shares issued for Mr. Liu’s executive services from July 8, 2008 until May 31, 2009 and 200,000 shares for servicing on the BOD.

We pay Mr. Stoppenhagen $175 per hour to provide financial consulting services.  For the years ended March 31, 2010 and 2009, Mr. Stoppenhagen received $110,345 and $43,000, respectively. Additionally, we recorded a compensation expense of $1,030 in 2009 for 100,000 shares received for joining the BOD and $100,000 in 2010 for 200,000 shares for servicing on the BOD.

  In our fiscal year ending March 31, 2010, the company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2010

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2010.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)	Unexercisable(#)(1)

Philip Liu	1/1/2009	20,000	0	$3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	$3.50	12/31/2019

Philip Liu	5/28/2009					1,000,000(1)	1,250,000
Philip Liu	5/28/2009					100,000(1)	125,000
Eric Stoppenhagen	5/28/2009					100,000(1)	125,000

Philip Liu	11/2/2009					100,000(1)	125,000
Eric Stoppenhagen	11/2/2009					100,000(1)	125,000

(1)           These stock option awards vest the earlier of two years from grant date or termination from the Company.
(2)           The market value of the restricted stock awards is based on the closing market price of our common stock as of June 28, 2010, which was $1.25 per share.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2010.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	$3.50
Eric Stoppenhagen	20,000	100%	$3.50
Larry Kohler	20,000	100%	$3.50

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

 The following table and related footnotes set forth option exercises in 2010 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2010	Value of Unexercised In-the-Money Options and Warrants at 3/31/2010
Philip Liu	0	N/A	20,000	0
Eric Stoppenhagen	0	N/A	20,000	0
Larry Kohler	0	N/A	20,000	0

Compensation of Directors

The following table details the total compensation earned by the company’s non-employee directors in our fiscal year ending March 31, 2010:

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Larry Kohler	$2,750	$100,000		-	$102,750

Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant.  At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 29, 2010 by (i) each person who " beneficially " owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2010 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 28,262,190 shares of our common stock outstanding on June 29, 2010.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)

Mongolia Natural Resource Investment Group	9,625,000	34.06%
		%
Philip Liu (2)	2,671,275	9.45%
Lawrence Kohler(2)	525,423	1.86%
Eric Stoppenhagen(2)	328,333	1.16%
All officers and directors
as a group (three persons)	3,525,031	12.47%
	13,150,031	46.53%

(1)
The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (28,262,190) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(2)	Officer and director of the Company.

Equity Compensation Plan Information

 The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	60,000	$3.50	0
Total	60,000	$3.50	0
These optioned were issued under the board compensation plan. Under the plan each board member receives 20,000 stock options per year which vest 25% at the end of each fiscal quarter.

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since April 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On July 11, 2008, we entered into a Revolving Promissory Note with Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to an aggregate of $500,000 during the commitment period, commencing on July 11, 2008 and expiring on June 30, 2009 (the “Expiration Date”). The Note accrues interest at a rate of ten percent (10%) per annum, compounded annually. All advances made under the Note and all accrued and unpaid interest thereon will become due and payable on the Expiration Date. The Note includes customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provides that upon the occurrence of an event of default, Mongsource will hold a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at an interest rate of ten percent (10%) per annum or the legal rate of interest, whichever is lower.

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

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we would transfer all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSourse LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note.

We paid Source Capital Group, Inc., a firm affiliated with Mr. John P. Boesel, III, who is a Senior Vice President and Branch Manager of Source Capital Group, a commission of $263,985 to Source Capital Group, Inc., $52,797 for unaccountable expenses and was issued 527,969 three year warrants to purchase 527,969 shares of the Company’s common stock at an exercise price of $0.55.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.

Effective August 1, 2009, we entered into an Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  For the year ended March 31, 2010, Mr. Liu received $194,667 under the Employment Agreement.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

The Company engaged GPKM as its new independent registered public accounting firm as of July 14, 2008. During The Company’s two most recent fiscal years and the subsequent interim period through June 17, 2010, neither the Company nor anyone on its behalf has consulted with GPKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GPKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by GPKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2010 and 2009, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $26,500 for 2010 and $16,500 for 2009.

Audit-Related Fees

 There were no fees billed by GPKM for audit-related services for the years ended March 31, 2010 and 2009.

Tax Fees

 The aggregate fees billed by GPKM for tax-related services for the years ended March 31, 2010 and 2009 were $900 and zero, respectively.

All Other Fees

 There were no fees billed by GPKM for other services not described above for the years ended March 31, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis. No services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)          Documents filed as part of this report

1.           Financial Statements.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.           Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.           Exhibits.  See Item 15(b) below.

(b)          Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)          Financial Statement Schedule.  See Item 15(a) above.

SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AuraSource, Inc.

Date: June 29, 2010	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2010	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of AuraSource, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments  hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	June 29, 2010
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2010
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	June 29, 2010
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	June 29, 2010
/s/ LARRY KOHLER ------------------------------------ Larry Kohler	Director	June 29, 2010

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Share Purchase Agreement. (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated May 20, 2008)
*10.2	Revolving Promissory Note dated July 11, 2008 by and among Mobile Nation, Inc. and Mongsource USA LLC. . (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated July 8, 2008)
*10.3	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)**
*10.4	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.5	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)**
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
21.1	List of subsidiaries
24.1	Power of Attorney. Included on signature page.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*                Previously filed.
**             Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.