Form 10-Q
period 2010-06-30
AuraSource, Inc.
filed 2010-08-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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
Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer ☒ Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $.001 par value	28,262,190

AURASOURCE, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets — June 30, 2010 (Unaudited) and March 31, 2010
Consolidated Statements of Operations (Unaudited) — Three months ended June 30, 2010 and 2009
Consolidated Statements of Stockholders’ Equity (Deficit) — Three months ended June 30, 2010
Consolidated Statements of Cash Flows (Unaudited) —Three months ended June 30, 2010 and 2009
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

PART I - FINANCIAL INFORMATION

 ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,305,270	$1,642,006
Prepaid expenses	43,750	4,294
Total current assets	1,349,020	1,646,300

Fixed assets, net of accumulated depreciation	29,135	31,074

Total assets	$1,378,155	$1,677,374

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$54,892	$32,008
Accrued expenses	30,000	30,000

Total current liabilities	84,892	62,008

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized 28,262,190 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively.	28,262	28,262
Committed common stock	300,000	-
Common stock subscription receivable	(300,000)	-
Additional paid in capital	4,445,248	4,451,915
Accumulated deficit	(3,180,247)	(2,864,811)
Total shareholders' equity	1,293,263	1,615,366

Total liabilities and shareholders' equity	$1,378,155	$1,677,374

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three months Ended June 30, 2010 and 2009 and for the Period March 15, 1990 (Inception) through June 30, 2010
(Unaudited)

			From March 15, 1990 (Inception) to June 30,
	2010	2009	2010

Revenue, net	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General & administrative expenses	316,667	712,448	3,184,728
Total operating expenses	316,667	712,448	3,184,728

Loss from operations	(316,667)	(712,448)	(3,184,728)

Merger fee, net	-	-	80,000
Interest income / (expense) and other, net	1,231	(5,011)	(75,519)

Net loss applicable to common stockholders	$(315,436)	$(717,459)	$(3,180,247)

Basic & Diluted Loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding	28,262,190	20,826,667

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH JUNE 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		APIC	Committed Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount			(Subscription Receivable)
Balance at March 15, 1990		$-	40	$-	$370	$		$(295)	$75
Common stock issued for services			352		2,424				2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828				83,087,829
Additional capital contributed					22,286				22,286
Fair value of salaries donated					151,500				151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)				(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)				(83,084,200)
Cancellation of repurchase obligation				1	212,500				212,500
Issuance of preferred stock for services	1,100,000	2,200							2,200
Common stock for services			27,741	28	9,972				10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725				22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680				35,200
Common stock for services			480,000	480	4,320				4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)				(35,200)
Common stock for services			20,000	20	1,980				2,000
Additional capital contributed					600				600
Net loss								(450,598)	(450,598)
Net income								42,231	42,231
Balance at March 31, 2008		-	573,500	574	221,960		-	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074				207,500
Stock compensation			300,000	300	2,791				3,091
Issuance of options					13,407				13,407
Issuance of shares, March 2009			50,000	50	49,950				50,000
Net loss								(215,864)	(215,864)
Balance at March 31, 2009		-	20,350,000	20,350	476,182		-	(624,526)	(127,994)
Capital contribution					386,578				386,578
Issuance of shares for services, May 2009			1,350,000	1,350	648,650				650,000
Issuance of shares, September 2009			3,095,000	3,095	1,545,017				1,548,112
Issuance of shares, October 2009			2,084,000	2,084	1,049,641				1,051,725
Issuance of shares for services, November 2009			1,100,000	1,100	448,900				450,000
Issuance of shares for services, March 2010			283,190	283	198,078				198,361
Issuance of options					56,887				56,887
Offering costs related to share issuance					(358,018)				(358,018)
Net loss								(2,240,285)	(2,240,285)
Balance at March 31, 2010		-	28,262,190	28,262	4,451,915		-	(2,864,811)	1,615,366
Issuance of options					8,333				8,333
Common shares committed, not issued							300,000		300,000
Stock subscription receivable							(300,000)		(300,000)
Offering costs related to issuance					(15,000)				(15,000)
Net loss								(315,436)	(315,436)
Balance at June 30, 2010	-	$-	28,262,190	$28,262	$4,445,248		$-	$(3,180,247)	$1,293,263

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Three months Ended June 30, 2010 and 2009 and for the Period March 15, 1990 (Inception) through June 30, 2010
(Unaudited)
	2010	2009	Cumulative from March 15, 1990 (Inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(315,436)	$(717,459)	$(3,180,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,939	172	8,271
Stock issued for services rendered	-	663,406	1,326,504
Options issued for services rendered	8,333	-	78,627
Fair value of salaries donated as capital	-	-	151,500
Changes in operating assets and liabilities:
Prepaid expenses	(39,457)	-	(43,750)
Accounts payable and accrued expenses	7,884	4,734	70,343
Accrued interest payable – related parties	-	5,009	15,457
Non-refundable deposits	-	-	(100,000)
Net cash used in operating activities	(336,737)	(44,138)	(1,673,295)

Cash flows from investing activities :
Advances to former stockholders	-	-	(14,018)
Repayment of advances from former stockholders	-	-	14,018
Advances from stockholders, net	-	-	22,725
Capital equipment purchases	-	-	(37,406)
Sale of assets to MongSource net of cash on hand	-	(88,567)	(90,119)
Net cash used in investing activities	-	(88,567)	(104,800)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	3,144,193
Offering costs	-	-	(350,518)
Net proceeds from issuance of note payable	-	205,724	459,690
Repayment of debt	-	-	(170,000)
Net cash provided by financing activities	-	205,724	3,083,365

Net change in cash and cash equivalents	(336,737)	73,019	1,305,270

Cash and cash equivalents - beginning balance	1,642,006	145,436	-

Cash and cash equivalents - ending balance	$1,305,270	$218,455	$1,305,270

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Stockholder Advances forgiven and converted to additional paid in capital	$-	$-	$22,725
Non-Cash Financing Activity:
Forgiveness of debt in exchange for all ownership interest in AuraSource, LLC, a Mongolian subsidiary	$-	$-	$386,578

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A Development Stage Enterprise)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company) focuses on clean energy technology development.  AuraSource developed the AuraFuel TM and AuraCoal TM processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a WFOE in China to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since inception and have an accumulated deficit of $3,180,247 at June 30, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2010 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2010 because their effect is anti-dilutive.

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

The carrying amount of the Company’s financial assets and liabilities, including cash and accounts payable, approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

Recent Accounting Pronouncements

During the three months ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 – NOTE PAYABLE

On July 11, 2008, we entered into a Revolving Promissory Note (the “Note”) with Mongsource USA, LLC, the majority stockholder of the Company.   Through June 11, 2009, Mongsource USA, LLC had advanced us approximately $475,000.  On September 6, 2008, we entered into an Exploration Licenses Transfer Agreement, with Mongsource USA, LLC, under which Mongsource USA, LLC transferred to the Company three mineral exploration licenses in Mongolia.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSource LLC, a Mongolian subsidiary, for the forgiveness of the Note and all amounts due under the Note.  We recorded a capital contribution of $386,578 to account for this agreement.

NOTE 3 – DISCONTINUED OPERATIONS

As explained in Note 2, on June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSource LLC, a Mongolian subsidiary, for the forgiveness of the Note and all amounts due under the Note.

NOTE 4 - CONCENTRATION OF CREDIT RISK

 We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2010). As of June 30, 2010, our deposits exceeded insured amounts by approximately $327,000.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  As of June 30, 2010, we had $715,777 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 5 – STOCK ISSUANCE

On May 28, 2009, Mr. Liu, our CEO, was granted 1,000,000 restricted shares for his services from July 8, 2008 to May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, Mr. Liu, Mr. Kohler, our Secretary, and Mr. Stoppenhagen, our CFO, were granted, 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000.

On October 22, 2009, the Company completed a private placement to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold 5,279,693 shares of the Company’s common stock for $2,639,847. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

In connection with the closing of the private placement offering, the Company paid $263,985 to Source Capital Group, Inc. as exclusive agents for the private placement offering and will issue Source Capital Group, Inc. 527,969 three year warrants.

On November 2, 2009, the Board of Directors (“BOD”) granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $150,000.

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

During the three months ended June 30, 2010, the Company recorded a stock subscription receivable of $300,000.  In connection with this subscription receivable, the Company has incurred $15,000 in commission expense that has been included in accounts payable at June 30, 2010.  The Company has not yet issued shares for this and also recorded committed common stock of $300,000.  The Company has committed to issue 240,000 shares of common stock at $1.25 per share with a par value of $0.001.

NOTE 6 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at an exercise price of $3.50 to members of our BOD. The options vest quarterly starting January 1, 2009 and have an expiration period of 10 years.  We will record compensation expense of $53,628 in the quarters in which the options vest.  During the three months ended June 30, 2010, the Company has recorded $8,333 in compensation expense related to the vesting of options.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25%
Average expected option life	5.00 years
Risk-free interest rate	1.76%

The following table summarizes activity in the Company's stock option grants for the three months ending June 30, 2010:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2010	60,000	$3.50
Granted	-	-
Balance at June 30, 2010	60,000	3.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$3.50	60,000	9.00	$3.50	60,000	$3.50

NOTE 7 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Three months Ended June 30,
	2010	2009
Weighted average common stock equivalents:
Non-Plan Stock Options	60,000	60,000

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 11, 2008, we entered into a Revolving Promissory Notewith Mongsource, our majority stockholder. Under the terms of the Note, Mongsource agreed to advance to the Company, from time to time and upon request of the Company, amounts up to $500,000 during the commitment period, commencing July 11, 2008 and expiring December 31, 2009 (the “Expiration Date”). The Note accrued interest at 10%. All advances made under the Note and all accrued and unpaid interest thereon due and payable on the Expiration Date. The Note included customary default provisions and provides that all obligations under the Note will accelerate and become immediately due and payable upon the occurrence of an event of default, including default in payment, breach by the Company of any material provisions of the Note, or the commencement and continuation of a bankruptcy proceeding. The Note provided that upon the occurrence of an event of default, Mongsource held a first credit position on the entire amount owed on the Note, including the all unpaid principal and interest and interest will continue to accrue after the event of default at 10% or the legal rate of interest, whichever is lower.

In December 2008, we entered into an agreement with a firm affiliated with Mr. John P. Boesel, III, a Senior Vice President and Branch Manager of Source Capital Group and paid a commission of $263,985 to Source Capital Group, Inc., $52,797 for unaccountable expenses and was issued 527,969 three year warrants.  Mr. Boesel is also a founding investor and director of Mongsource BVI and a member, manager and founding investor of Mongsource.

On June 11, 2009, we entered into an agreement with MongSource USA, LLC where by we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSource LLC, a Mongolian subsidiary, in exchange for the forgiveness of the Note and all amounts due under the Note. We recorded a capital contribution of $386,578 as of the result of this agreement.

Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  For the quarter ended June 30, 2010, Mr. Liu received $73,000 as total compensation pursuant to this Employment Agreement.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2010 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

Overview

AuraSource, Inc., a Nevada corporation, (“AuraSource” or the “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuel TM and AuraCoal TM processes. AuraSource formed AuraSource Qinzhou Co. Ltd. (“AuraSource Qinzhou Co. Ltd.” or “AC”), a Wholly Foreign Owned Enterprise (“WFOE”) in China to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. The Company was incorporated on November 6, 1998 and started its current business in December 2008.

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

Hydrocarbon Clean Fuel (HCF) Technology

We believe our HCF technology, AuraCoal TM , is a next generation of hydrocarbon clean fuel technology. It involves grinding coal into fine particles, mixing it with water and selected chemicals to make a slurry and using a proprietary biological treatment of the coal slurry mixture to reduce heavy minerals, such as sulfur.  We believe such slurry will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market it to plants in China and the United States with the objective of having a beta demonstration site in each country.

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

AuraCoal tm Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes a superb alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to commence construction of its pilot plant in November 2010  and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

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

AuraFuel tm

AuraSource also licensed another proprietary hydrocarbon clean fuel technology, AuraFuel, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner. This technology was developed by the Energy and Environmental Research Institute of Heilongjiang (“EERI”), a Chinese government owned energy research institute. EERI patented the technology and the production process. AuraSource licensed this technology for Guangxi province of China and the United States.  We are currently developing our own intellectual property associated with this technology.  AuraSource through its joint venture, China Qinzhou KaiYuYuan New Energy Co., Ltd. started construction on a pilot plant in April 2010 with production anticipating to begin in 2011.  In the United States, we are currently in our planning stages and pursuing a suitable site on public or private lands to start a pilot plant in 2011.

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

First Generation Coal-Water Slurry (Slurry Generation)

The first generation of HCF occurred at the U.S. Black Mesa coal slurry pipeline, which is the only operating long-distance coal-water slurry pipeline in the world. See www.informaworld.com/index/778734328.pdf .  This pipeline traverses 273 miles, with an annual capacity of 4,800,000 tons.  See http://www.britannica.com/EBchecked/topic/68053/Black-Mesa-pipeline .   The coal was liquefied to be transported economically.

The Second Generation Hydrocarbon clean fuel (Mixture Generation)

In the second generation process, coal is a coal-water slurry physically processed with new products, consisting of approximately 65% to 70% coal and 35% to 30% water and trace chemical additives prepared in a paste, commonly known as high concentration coal-water slurry, or water coal slurry.

The Third Generation Hydrocarbon clean fuel (The Ultra-Fine Coal-Water Fuel Generation)

We believe our technology will be the third generation of HCF. We believe the third generation of HCF will be a lower-cost and more efficient technology that can be used in greater depth and in a wider array of applications, and may be an alternative to oil resource applications.  We expect the third generation of HCF technology will contain only trace amounts of sulfur and ash, in fine particle sizes, which allows the burning of the mixture to cause minor wear and tear on equipment. Additionally, we believe the use of ultra-fine grinding machines allows preparation of an ultra-fine paste for a new type of fuel. We believe the HCF technology may yield potential environmental advantages relative to heavy oil.

Competition

HCF Technology

We face competition from large companies like Arch Coal, Peabody Massey Energy Company, CONSOL Energy, Foster-Wheeler, GreatPoint Energy, Evergreen Energy, Inc., CoalTek, Inc., Babcock & Wilcox Company, and Yanzhou Coal Mining Company as well as numerous universities and government agencies who have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the markets.  They may also seek to enter and compete with us in our market.

More indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patent and Trademarks

The Company currently relies on unregistered trademarks and patents, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting the HCF proprietary technology, both in the United States and abroad.  There are numerous patents or patent applications relating to HCF. We have filed for patent protection and taken the steps required to obtain international patent protection.

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the period ended June 30, 2010. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Results of Operations

For the Three Months Ended June 30, 2010 and 2009

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $316,667 and $712,448 for the three months ended June 30, 2010 and 2009, respectively.  The decrease of $395,781 in expense was due to a decrease in stock related compensation.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $1,231 and $(5,011) for the three months ended June 30, 2010 and 2009, respectively.  The increase in interest income is the result of higher cash balances.

Liquidity and Capital Resources

Net cash used in operating activities was $321,737 and $44,138 in the three months ended June 30, 2010 and 2009, respectively.  The increase was primarily due to non-cash transaction of stock issued for services rendered added back to operating activities in the prior year.  There were no such amounts added back in the current period.

Net cash used in investing activities was $0 and 88,567 in the three months ended June 30, 2010 and 2009, respectively.  The decrease was due to the transferring of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource in the period ended June 30, 2009.

Net cash provided by financing activities was $0 and $205,724 in the three months ended June 30, 2010 and 2009, respectively.  The difference of $205,724 in cash flows from financing activities was primarily due to proceeds from the issuance of a note payable in the prior period.

The Company suffered recurring losses from operations and has an accumulated deficit of 3,180,247 at June 30, 2010.  Currently, we have not generated any revenues. The Company is seeking various forms of financing.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

 ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

AURASOURCE, INC.

Date: August 13, 2010	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: August 13, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.