Form 10-Q
period 2010-09-30
AuraSource, Inc.
filed 2010-11-15
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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
Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer ☒ Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $.001 par value	29,262,190

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

  ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,207,878	$1,642,006
Due from affiliate	66,843	-
Prepaid expenses	30,625	4,294
Total current assets	1,305,346	1,646,300

Fixed assets, net of accumulated depreciation	40,715	31,074

Intangible assets, net	753,530	-

Total assets	$2,099,591	$1,677,374

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$44,886	$32,008
Accrued expenses	-	30,000

Total current liabilities	44,886	62,008

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized 29,262,190 and 28,262,190 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively.	29,262	28,262
Additional paid in capital	5,586,275	4,451,915
Accumulated deficit	(3,560,832)	(2,864,811)
Total shareholders' equity	2,054,705	1,615,366

Total liabilities and shareholders' equity	$2,099,591	$1,677,374

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
Three and Six months Ended September 30, 2010 and 2009 and the Period March 15, 1990 (Inception) through September 30, 2010
(Unaudited)

	Three months ended September 30,		Six months ended September 30,		From March 15, 1990 (Inception) to September 30,
	2010	2009	2010	2009	2010

Revenue, net	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General & administrative expenses	387,128	224,615	703,795	937,063	3,571,857
Total operating expenses	387,128	224,615	703,795	937,063	3,571,857

Loss from operations	(387,128)	(224,615)	(703,795)	(937,063)	(3,571,857)

Merger fee, net	-	-	-	-	80,000
Interest income / (expense) and other, net	6,544	221	7,774	(4,791)	(68,975)

Net loss applicable to common stockholders	$(380,584)	$(224,394)	$(696,021)	$(941,854)	$(3,560,832)

Basic & Diluted Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	28,641,004	21,709,324	28,535,584	21,255,887

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH September 30, 2010
(Unaudited after March 31, 2010)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance at March 15, 1990		$-	40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(450,598)	(450,598)
Net income						42,231	42,231
Balance at March 31, 2008		-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074		207,500
Stock compensation			300,000	300	2,791		3,091
Issuance of options					13,407		13,407
Issuance of shares, March 2009			50,000	50	49,950		50,000
Net loss						(215,864)	(215,864)
Balance at March 31, 2009		-	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution					386,578		386,578
Issuance of shares for services, May 2009			1,350,000	1,350	648,650		650,000
Issuance of shares, September 2009			3,095,000	3,095	1,545,017		1,548,112
Issuance of shares, October 2009			2,084,000	2,084	1,049,641		1,051,725
Issuance of shares for services, November 2009			1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010			283,190	283	198,078		198,361
Issuance of options					56,887		56,887
Offering costs related to share issuance					(358,018)		(358,018)
Net loss						(2,240,285)	(2,240,285)
Balance at March 31, 2010		-	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options					44,360		44,360
Issuance of shares, July 2010			400,000	400	499,600		500,000
Issuance of shares, August 2010			600,000	600	605,400		606,000
Offering costs related to issuance					(15,000)		(15,000)
Net loss						(696,021))	(696,021)
Balance at September 30, 2010	-	$-	29,262,190	$29,262	$5,586,275	$(3,560,832)	$2,054,705

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
Six months Ended September 30, 2010 and 2009 and the Period March 15, 1990 (Inception) through September 30, 2010
(Unaudited)
			Cumulative from March 15, 1990 (Inception) to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(696,021)	$(941,854)	$(3,560,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,939	2,112	8,271
Stock issued for services	-	-	1,326,504
Options issued for services	44,360	676,812	114,654
Fair value of salaries donated as capital	-	-	151,500
Changes in operating assets and liabilities:
Due from affiliate	(66,843)	-	(66,843)
Prepaid expenses	(26,332)	-	(30,625)
Accounts payable and accrued expenses	(17,122)	14,138	45,337
Accrued interest payable – related parties	-	5,009	15,457
Non-refundable deposits	-	-	(100,000)
Net cash used in operating activities	(760,018)	(243,783)	(2,096,577)

Cash flows from investing activities :
Advances to former stockholders	-	-	(14,018)
Repayment of advances from former stockholders	-	-	14,018
Advances from stockholders, net	-	-	22,725
Capital equipment purchases	(11,580)	(35,348)	(48,9860)
Cash paid for acquisition of intangible	(147,530)		(147,530)
Sale of assets to MongSource net of cash on hand	-	(88,567)	(90,119)
Net cash used in investing activities	(159,110)	(123,915)	(263,910)

Cash flows from financing activities
Proceeds from issuance of common stock	500,000	1,548,112	3,644,193
Offering costs	(15,000)	(152,118)	(365,518)
Net proceeds from issuance of note payable	-	205,724	459,690
Repayment of debt	-	-	(170,000)
Net cash provided by financing activities	485,000	1,601,718	3,568,365

Net change in cash and cash equivalents	(434,128)	1,240,270	1,207,878

Cash and cash equivalents - beginning balance	1,642,006	145,436	-

Cash and cash equivalents - ending balance	$1,207,878	$1,378,571	$1,207,878

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Stockholder Advances forgiven and converted to additional paid in capital	$-	$-	$22,725
Non-Cash Financing Activity:
Forgiveness of debt in exchange for all ownership interest in AuraSource, LLC, a Mongolian subsidiary	$-	$-	$386,578

Non-Cash Investing Activity:
The Company issued 600,000 shares of common stock in connection with the acquisition of certain intangibles. The Company acquired intangibles of $753,530. The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.	-	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A Development Stage Enterprise)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) and March 31, 2010

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuelTM  and AuraCoalTM  processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a WFOE in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Through our wholly owned subsidiary, Qinzhou, we will conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes an alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to commence construction of its pilot plant in November 2010  and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

AuraFuel, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner.  We formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG provided the funding for this plant.  AuraSource is providing the project management expertise and license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from China Chemical Economic Cooperation Center (“CCECC”).  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since inception and have an accumulated deficit of $3,560,832 at September 30, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2010 included in our Annual Report on Form 10-K. The results of the six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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
Foreign Currency Transactions —  The Company recognizes foreign currency gains and losses in other income (expense) on the accompanying statement of operations.    Foreign currency gains and losses arise as the Company conducts business with other entity’s whose functional currency is not in U.S. dollars.  Generally, these gains and losses are recorded at an exchange rate difference between the foreign currency and the functional currency that arises between the transaction date and the payment date.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the six months ended September 30, 2010 because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

During the six months ended September 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.”  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSource LLC, a Mongolian subsidiary, for the forgiveness of the Note and all amounts due under the Note.

NOTE 3 - CONCENTRATION OF CREDIT RISK

  We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2010). As of September 30, 2010, our deposits exceeded insured amounts by $602,000.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  As of September 30, 2010, we had $641,877 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 4 – DUE FROM AFFILIATE

As of September 30, 2010, an affiliated party holds in trust $66,843.  This money is used to pay various day to day expenses.  The Company is controlled by our CEO.

NOTE 5 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co., Ltd. to purchase a fifty percent interest in the intellectual property related to ultrafine particle processing. Pengchuang Tech developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for with the acquisition of certain intangibles.  We acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.  The Companypaid cash for the remainder of the amount due..

NOTE 6 – STOCK ISSUANCE

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

On October 22, 2009, the Company completed a private placement with certain institutional and accredited investors (“Investors”) pursuant to which the Company sold 5,279,693 shares of the Company’s common stock for $2,639,847. The Company intends to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

In connection with the closing of the private placement offering, the Company paid $263,985 to Source Capital Group, Inc. as exclusive agents for the private placement offering and will issue Source Capital Group, Inc. 527,969 three year warrants.

On November 2, 2009, the Board of Directors (“BOD”) granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded compensation arising from the grants of $150,000.

On December 18, 2009, the BOD granted two consultants 800,000 shares of restricted stock 600,000 of which vested immediately and 200,000 of which vests quarterly over three years.

On March 1, 2010, the BOD granted two consultants 283,000 shares of common stock.  The Company recorded compensation arising from the grants of $198,000 during the year ended March 31, 2010.

During the six months ended September 30, 2010, the Company issued 1,000,000 shares of common stock.  The Company issued 400,000 shares for $1.25 per share.  In connection with this transaction, the Company incurred costs of $15,000.  The Company recorded net proceeds from the sale of these shares of $485,000.  The Company issued 600,000 shares of common stock for with the acquisition of certain intangibles.  The Company acquired intangibles of $754,412.  The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.  The Company issued a liability for the remainder of the amount due.

NOTE 7 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to certain executives of the Company.  The options vest quarterly and have an expiration period of 10 years.  The total grant date fair value of the outstanding options was $109,014.  We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options.  During the six months ended September 30, 2010, the Company has recorded $44,359 in compensation expense related to the vesting of options.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the six months ending September 30, 2010:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2010	60,000	$3.50
Granted	60,000	1.00
Balance at September 30, 2010	120,000	2.25

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

$3.50	60,000	9.00	$3.50	60,000	$3.50
$1.00	60,000	10.00	$1.00	30,000	$1.00
Balance at September 30, 2010	120,000	9.50	$2.25	90,000	$2.67

NOTE 8 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the six months ended September 30, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Six months Ended September 30,
	2010	2009
Weighted average common stock equivalents:
Non-Plan Stock Options	120,000	60,000

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

Through our WFOE, we conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

Additionally, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG provided the full funding for this plant.  AuraSource is providing the project management expertise and license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from China Chemical Economic Cooperation Center (“CCECC”).  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

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

AuraCoalTM  Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes an alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to commence construction of its pilot plant in November 2010  and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

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

AuraFuel TM

AuraSource also licensed another proprietary hydrocarbon clean fuel technology, AuraFuel, which utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly efficient manner. This technology was developed by the Energy and Environmental Research Institute of Heilongjiang (“EERI”), a Chinese government owned energy research institute. EERI patented the technology and the production process. AuraSource licensed this technology for Guangxi province of China and the United States.  We are currently developing our own intellectual property associated with this technology.  AuraSource through its joint venture, China Qinzhou KaiYuYuan New Energy Co., Ltd. started construction on a pilot plant in April 2010 with production expected to begin in 2011.  In the United States, we are currently in our planning stages and pursuing a suitable site on public or private lands to start a pilot plant in 2011.

The process is an above-ground retorting technology, which has a simple and robust design, energy self-sufficiency, minimal water usage, and high oil yields.

     The AuraFuel process consists of these main steps:

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

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of pursuing a strategy to effectively protect our intellectual property rights in the United States and abroad where we intend to market our technology and products.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

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

Certain reclassifications were made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the period ended September 30, 2010. These reclassifications had no effect on reported net loss or stockholders’ equity.

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

General and Administrative Expenses

General and administrative expenses were $387,128 and $224,615 for the three months ended September 30, 2010 and 2009, respectively.  The increase of $162,513 in expense was due to an increase in corporate expenses.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $6,544 and $221 for the three months ended September 30, 2010 and 2009, respectively.  The increase is due to foreign currency exchange gains the Company incurred in the three months ended September 30, 2010.

For the Six Months Ended September 30, 2010 and 2009

General and Administrative Expenses

General and administrative expenses were $703,795 and $937,063 for the six months ended September 30, 2010 and 2009, respectively.  The decrease of $233,268 in expense was due to a decrease in stock compensation related expenses.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $7,774 and $(4,791) for the six months ended September 30, 2010 and 2009, respectively.  The increase is due to foreign currency exchange gains the Company incurred in the six months ended September 30, 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $760,018 and $243,783 in the six months ended September 30, 2010 and 2009, respectively.  The increase was primarily due to non-cash transaction of stock options issued for services rendered added back to operating activities in the prior year.  There were no such amounts added back in the current period.

Net cash used in investing activities was $159,110 and $123,915 in the six months ended September 30, 2010 and 2009, respectively.  The change was due to having transferred of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource for $88,567 in the six months ended September 30, 2009 and in the current period, the acquisition of intangibles for $147,530.  The remaining difference is the decrease in capital equipment purchases for the six months ending September 30, 2010.

Net cash provided by financing activities was $485,000 and $1,601,718 in the six months ended September 30, 2010 and 2009, respectively.  The difference of $1,116,718 in cash flows from financing activities was primarily due to proceeds from the issuance of common stock in 2009.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,560,832 at September 30, 2010.  Currently, we have not generated any revenues. The Company seeks various forms of financing.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2010 Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

  ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

AURASOURCE, INC.

Date: November 15, 2010	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: November 15, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.