Form 10-Q
period 2010-12-31
AuraSource, Inc.
filed 2011-02-02
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2010

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
YES ☒     NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2011
Common Stock, $.001 par value	29,262,190

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

  ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$982,251	$1,642,006
Due from affiliate	25,437	-
Prepaid expenses	22,506	4,294
Total current assets	1,030,194	1,646,300

Fixed assets, net of accumulated depreciation	36,838	31,074

Intangible assets, net	753,530	-

Total assets	$1,820,562	$1,677,374

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,657	$32,008
Accrued expenses	-	30,000

Total current liabilities	21,657	62,008

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $.001 par value, 150,000,000 shares authorized 29,262,190 and 28,262,190 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	29,262	28,262
Additional paid in capital	5,608,454	4,451,915
Accumulated deficit	(3,838,811)	(2,864,811)
Total shareholders' equity	1,798,905	1,615,366

Total liabilities and shareholders' equity	$1,820,562	$1,677,374

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
Three and Nine months Ended December 31, 2010 and 2009 and Period March 15, 1990 (Inception) through December 31, 2010
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,		March 15, 1990 (Inception) to December 31,
	2010	2009	2010	2009	2010

Revenue, net	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General & administrative expenses	283,271	785,284	987,065	1,722,347	3,855,128
Total operating expenses	283,271	785,284	987,065	1,722,347	3,855,128

Loss from operations	(283,271)	(785,284)	(987,065)	(1,722,347)	(3,855,128)

Merger fee, net	-	-	-	-	80,000
Interest income / (expense) and other, net	5,291	3,852	13,065	(939)	(63,683)

Net loss applicable to common stockholders	$(277,980)	$(781,432)	$(974,000)	$(1,723,286)	$(3,838,811)

Basic & Diluted Loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Weighted average shares outstanding	29,262,190	26,449,328	28,844,735	22,999,670

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
MARCH 15, 1990 (INCEPTION)
THROUGH December 31, 2010
(Unaudited after March 31, 2010)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at March 15, 1990		$-	40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(450,598)	(450,598)
Net income						42,231	42,231
Balance at March 31, 2008		-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074		207,500
Stock compensation			300,000	300	2,791		3,091
Issuance of options					13,407		13,407
Issuance of shares, March 2009			50,000	50	49,950		50,000
Net loss						(215,864)	(215,864)
Balance at March 31, 2009		-	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution					386,578		386,578
Issuance of shares for services, May 2009			1,350,000	1,350	648,650		650,000
Issuance of shares, September 2009			3,095,000	3,095	1,545,017		1,548,112
Issuance of shares, October 2009			2,084,000	2,084	1,049,641		1,051,725
Issuance of shares for services, November 2009			1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010			283,190	283	198,078		198,361
Issuance of options					56,887		56,887
Offering costs related to share issuance					(358,018)		(358,018)
Net loss						(2,240,285)	(2,240,285)
Balance at March 31, 2010		-	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options					66,539		66,539
Issuance of shares, July 2010			400,000	400	499,600		500,000
Issuance of shares, August 2010			600,000	600	605,400		606,000
Offering costs related to issuance					(15,000)		(15,000)
Net loss						(974,000)	(974,000)
Balance at December 31, 2010	-	$-	29,262,190	$29,262	$5,608,454	$(3,838,811)	$1,798,905

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
Nine months Ended December 31, 2010 and 2009 and Period March 15, 1990 (Inception) through December 31, 2010
(Unaudited)
			March 15, 1990 (Inception) to December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(974,000)	$(1,723,286)	$(3,838,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,817	4,051	12,149
Stock issued for services	-	1,147,453	1,326,504
Options issued for services	66,539	-	136,833
Fair value of salaries donated as capital	-	-	151,500
Changes in operating assets and liabilities:
Due from affiliate	(25,437)	-	(25,437)
Prepaid expenses	(18,213)	(18,837)	(22,506)
Accounts payable and accrued expenses	(40,351)	52,701	22,108
Accrued interest payable – related parties	-	5,009	15,456
Non-refundable deposits	-	-	(100,000)
Net cash used in operating activities	(985,644)	(532,909)	(2,322,203)

Cash flows from investing activities :
Advances to former stockholders	-	-	(14,018)
Repayment of advances from former stockholders	-	-	14,018
Advances from stockholders, net	-	-	22,725
Capital equipment purchases	(11,581)	(35,348)	(48,987)
Cash paid for acquisition of intangible	(147,530)	-	(147,530)
Sale of assets to MongSource net of cash on hand	-	(88,567)	(90,119)
Net cash used in investing activities	(159,111)	(123,915)	(263,911)

Cash flows from financing activities
Proceeds from issuance of common stock	500,000	2,600,937	3,644,193
Offering costs	(15,000)	(358,018)	(365,518)
Net proceeds from issuance of note payable	-	205,724	459,690
Repayment of debt	-	-	(170,000)
Net cash provided by financing activities	485,000	2,448,643	3,568,365

Net change in cash and equivalents	(659,755)	1,791,819	982,251

Cash and equivalents - beginning balance	1,642,006	145,436	-

Cash and equivalents - ending balance	$982,251	$1,937,255	$982,251

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Stockholder Advances forgiven and converted to additional paid in capital	$-	$-	$22,725
Non-Cash Financing Activity:
Forgiveness of debt in exchange for all ownership interest in AuraSource, LLC, a Mongolian subsidiary	$-	$-	$386,578

Non-Cash Investing Activity:
The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$-	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A Development Stage Enterprise)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and MARCH 31, 2010
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology.

Through our wholly owned subsidiary, Qinzhou, we conduct operations in China to perform research and development related to HCF technology, sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

AuraCoal has patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture which contains only trace amounts of sulfur and ash and constitutes an alternative energy sources to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to commence construction of its pilot plant and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

AuraFuel utilizes a low temperature catalytic process to convert oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in an efficient manner.  We formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG provided the funding for this plant.  AuraSource is providing project management and its license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from China Chemical Economic Cooperation Center (“CCECC”).  CCECC is a Chinese government division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of effectively protecting our intellectual property rights in the United States and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since inception and have an accumulated deficit of $3,838,811 at December 31, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon our continued operations.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2010 included in our Annual Report on Form 10-K. The results of the nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Cash and Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents.

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

Stock-Based Compensation — The Company recognizes the cost of employee services received for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the nine months ended December 31, 2010 because their effect is anti-dilutive.

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

The Company had no assets or liabilities recorded to be valued on the basis above at December 31, 2010.

Recent Accounting Pronouncements

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU added new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010.  We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

There were no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended December 31, 2010 compared to what was previously disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

NOTE 2 – DISCONTINUED OPERATIONS

On June 11, 2009, we entered into an agreement with MongSource USA, LLC whereby we transferred all rights and ownership interests in our assets relating to the exploration and development of mineral resources which includes all assets of AuraSource LLC, a Mongolian subsidiary, for the forgiveness of the Note and all amounts due under the Note.

NOTE 3 - CONCENTRATION OF CREDIT RISK

  We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2010). As of December 31, 2010, our deposits exceeded insured amounts by approximately $757,688.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 4 – DUE FROM AFFILIATE

As of December 31, 2010, an affiliated party holds in trust $25,437.  This money is used to pay various day to day expenses.  The Company is controlled by our CEO.

NOTE 5 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co. (“Pengchuang”), Ltd., an independent Chinese company,  to purchase a fifty percent of the intellectual property related to ultrafine particle processing. Pengchuang developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for with the acquisition of certain intangibles.  We acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date.  The Company paid cash for the remainder of the amount due.

NOTE 6 – STOCK ISSUANCE

On May 28, 2009, we granted 1,000,000 restricted shares for Mr. Liu, our CEO’s services from July 8, 2008 to May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, Mr. Liu, Mr. Kohler, our Secretary, and Mr. Stoppenhagen, our CFO, were granted 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000.

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

In connection with the closing of the private placement, the Company paid $263,985 to Source Capital Group, Inc. as agent for the private placement  and issued Source Capital Group, Inc. 527,969 three year warrants.

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

During the nine months ended December 31, 2010, the Company issued 1,000,000 shares of common stock.  The Company issued 400,000 shares for $1.25 per share.  In connection with this transaction, the Company incurred costs of $15,000.  The Company recorded net proceeds from the sale of these shares of $485,000.  The Company issued 600,000 shares of common stock for with the acquisition of certain intangibles.  The Company acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.

NOTE 7 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to certain executives of the Company.  The options vest quarterly and have an expiration period of 10 years.  The total grant date fair value of the outstanding options was $109,014.  We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options.  During the nine months ended December 31, 2010, the Company recorded $66,359 in compensation expense related to the vesting of options.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the nine months ending December 31, 2010:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2010	60,000	$3.50
Granted	60,000	1.00
Balance at December 31, 2010	120,000	2.25

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price

$3.50	60,000	9.00	$3.50	60,000	$3.50
$1.00	60,000	10.00	$1.00	30,000	$1.00
Balance at December 31, 2010	120,000	9.50	$2.25	90,000	$2.67

NOTE 8 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the nine months ended December 31, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

	Nine months Ended December 31,
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

Through our wholly owned subsidiary in China, we conduct operations in China, to perform research and development related to HCF technology, to sell services and products related to and licenses for our HCF technology, and to possibly acquire additional HCF-related technology.

Additionally, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture between AuraSource and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG provided the full funding for this plant.  AuraSource is providing the project management and license for the AuraFuel process.  The joint venture contracted China Shandong Metallurgical Engineering Corp. as EPC general contractor which will provide a turnkey solution under an initial operation service contract.  The AuraFuel plant will utilize the AuraFuel process which AuraSource licensed from China Chemical Economic Cooperation Center (“CCECC”).  CCECC is a Chinese governmental division which leads China’s energy and environmental research and development. AuraSource obtained the license for the Gulf of Tonkin Economic Region. The AuraFuel process utilizes a low temperature catalytic process to convert oil shale and low ranking coal into feedstock for the petrochemical industry.

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

AuraCoalTM  Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes an alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to commence construction of its pilot plant and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in 2011.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 1 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Results of Operations

For the Three Months Ended December 31, 2010 and 2009

General and Administrative Expenses

General and administrative expenses were $283,271 and $785,284 for the three months ended December 31, 2010 and 2009, respectively.  The decrease of approximately $502,000 in expense was due to decrease in corporate expenses associated with stock compensation expense.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $5,291 and $3,852 for the three months ended December 31, 2010 and 2009, respectively.  The increase is due to foreign currency exchange gains the Company incurred in the three months ended December 31, 2010.

For the Nine Months Ended December 31, 2010 and 2009

General and Administrative Expenses

General and administrative expenses were $987,065 and $1,722,347 for the nine months ended December 31, 2010 and 2009, respectively.  The decrease of approximately $735,000 in expense was due to a decrease in stock compensation related expenses associated with stock compensation expense.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $13,065 and $(939) for the nine months ended December 31, 2010 and 2009, respectively.  The increase is due to foreign currency exchange gains the Company incurred in the nine months ended December 31, 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $985,644 and $532,909 in the nine months ended December 31, 2010 and 2009, respectively.  The increase was primarily due to non-cash transaction of stock options issued for services rendered added back to operating activities in the prior year.  There were no such amounts added back in the current period.

Net cash used in investing activities was $159,111 and $123,915 in the nine months ended December 31, 2010 and 2009, respectively.  The change was due to having transferred of all rights and ownership interests in assets relating to the exploration and development of mineral resources to Mongsource for $88,567 in the nine months ended December 31, 2009 and in the current period, the acquisition of intangibles for $147,530.  The remaining difference is the decrease in capital equipment purchases for the nine months ending December 31, 2010.

Net cash provided by financing activities was $485,000 and $2,448,643 in the nine months ended December 31, 2010 and 2009, respectively.  The difference of $1,963,643 in cash flows from financing activities was primarily due to proceeds from the issuance of common stock in 2009.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,838,811 at December 31, 2010.  The Company has incurred losses of $277,980 and 1,723,286 for the three and nine months ended December 31, 2010, respectively.  Currently, we have not generated any revenues. During the nine month period ended December 31, 2010, the Company has received proceeds from the issuance of common stock of $500,000 and incurred costs associated with the financing of $15,000.~~The Company seeks various forms of financing.~~

Inflation and Seasonality

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

AURASOURCE, INC.

Date: February 2, 2011	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: February 2, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.