Form 10-K
period 2011-03-31
AuraSource, Inc.
filed 2011-06-30
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes        No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $21,068,777 (based on the closing sales price of the registrant's common stock on that date).

At June 29, 2011, there were 31,262,190 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

General

AuraSource, Inc., a Nevada corporation, (“AuraSource” or the “Company”) focuses on clean energy technology development.  AuraSource developed the AuraCoalTM and AuraFuelTM processes. The Company was incorporated on March 15, 1990 and started its current business in December 2008. AuraSource formed AuraSource Qinzhou Co. Ltd. (“AuraSource Qinzhou Co. Ltd.” or “AC”), a Wholly Foreign Owned Enterprise (“WFOE”) in China to develop and acquire Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”).  The joint venture was to pay ten percent of net profit as a technology license fee.  In 2010, KMIG paid $3 million  for the license fee deposit to CCECC and $2 million for start-up expenditures.  AuraSource invested its management resources and expenses.  The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as their EPC general contractor which would provide a turnkey solution under an initial operation service contract.  In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC.  As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource that it was dissolving the joint venture.  We are currently seeking alternative arrangements regarding this project and exploring all of our options.  With limited capital resources, we will focus on our other technologies.

AuraSource’s Key Technology

We believe our Hydrocarbon Clean Fuel (“HCF”) technology, AuraCoalTM, is a next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected chemicals to make a slurry mixture and using a proprietary biological treatment of the coal slurry mixture to reduce heavy minerals, such as sulfur.  We believe such slurry mixture will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market it to plants in China and the United States with the objective of having a beta demonstration site in each country.

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

AuraCoaltm Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes a superb alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. AuraSource’s intellectual property portfolio includes ultrafine grinding and ultrafine separation processes, which will enable us to produce a high purity feedstock and to reduce the cost for several industrial applications.

Ultrafine Grinding

Ultrafine grinding utilizes a fluid shock wave to grind slurry materials into ultrafine scale. The shock wave is generated when pressurized slurry (5-30 Mpa) goes through the grinding chamber. The shock wave carries a large amount of energy and it creates strong shear, collision and cavitation effects which cause particles in the slurry to reduce to an ultrafine size. As a result, when used in coal water slurry grinding, the coal water slurry can be effectively pulverized and its fluidity improved.

Ultrafine Separation

Ultrafine separation separates different size particles with different densities in the ultrafine slurry. The minimum particle size for conventional jigging and heavy media cycloning is 0.2mm which makes it difficult to remove inorganic minerals. The settling velocity of particles in the slurry becomes very low under normal gravity when particles are fine. Particles settling may even stop due to interaction force between particles and disturbance caused by other ultrafine particles in the slurry. Therefore, conventional separation equipment based on gravity is not as effective. Our technology enables particles separation by applying 10-100 gravity which allows impurities and unwanted substances to be removed.

The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource plans to construct its pilot plant in the beginning of 2012 and distribute the coal based clean industrial fuel produced by this proprietary new generation of clean coal technology in the latter half of 2012. AuraCoal is a new generation of HCF technology. With the adoption of our proprietary AuraCoal Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.  We believe AuraCoal technology can:

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

Employees

The Company currently has fifteen full time employees.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2011, we had an accumulated deficit of $4,141,135. We expect to continue to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

           Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fourth quarter ended March 31, 2011 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Other factors that could cause such volatility may include, among other things:

	announcements concerning our strategy;

	litigation; and

	general market conditions.

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

           China is a developing country and has only a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the PRC.  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to our HCF business in China.  Risks inherent in international operations also include the following:

	local currency instability;

	inflation;

	the risk of realizing economic currency exchange losses when transactions are completed in the Chinese RMB and other currencies;

	the ability to repatriate earnings under existing exchange control laws; and

	political unrest.

Changes in import and export laws and tariffs can also materially impact international operations.  In addition, international operations involve political, as well as economic risks, including:

	nationalization;

	expropriation;

	contract renegotiations; and

	changes in laws resulting from governmental changes.

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

           Some or all of our sales may be made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

	the amount of government involvement;

	the level of development;

	the growth rate;

	the control of foreign exchange; and

	the allocation of resources.

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

As of June 29, 2011, our principal stockholders and their affiliated entities own 30.79% of our outstanding common shares, representing 30.79% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease approximately 1260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,395 per month.  The lease expires January 31, 2012.  We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $1,832 per month. We lease 145 square meters of space in Sunshine 100 International Apartment C1508, Chaoyang district, Beijing, China for $1,374 per month. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month. We lease space in North Qinhua Street, Guangxi Province, Qinzhou, China for $458 per month.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2010:
First Quarter	$3.50	$3.00
Second Quarter	$3.00	$2.00
Third Quarter	$10.01	$1.50
Fourth Quarter	$2.00	$0.40
Fiscal year ended March 31, 2011:
First Quarter	$1.50	$0.37
Second Quarter	$1.20	$0.50
Third Quarter	$0.90	$0.25
Fourth Quarter	$0.75	$0.41

Holders

On June 29, 2011, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.52 per share.  As of June 29, 2011, there were approximately 1,000 record holders of the Company's Common Stock.  Our transfer agent is Empire Stock Transfer Inc.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

On September 30, 2010, the Company issued 400,000 shares for $1.25 per share to two accredited investors.  The Company recorded net proceeds from the sale of these shares of $500,000.  On August 9, 2010, the Company issued 600,000 shares of common stock for the acquisition of certain intangibles.  The Company acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.  The issuance of the shares of the Company’s common stock to the investors are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (“Commission”) under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

AuraSource focuses on clean energy technology development.  AuraSource developed the AuraCoalTM and AuraFuelTM processes. The Company was incorporated on March 15, 1990 and started its current business in December 2008. AuraSource formed AuraSource Qinzhou Co. Ltd., a Wholly Foreign Owned Enterprise  in China to develop and acquire Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”).  The joint venture was to pay ten percent of net profit as a technology license fee.  In 2010, KMIG paid $3 million  for the license fee deposit to CCECC and $2 million for start-up expenditures.  AuraSource invested its management resources and expenses.  The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as their EPC general contractor which would provide a turnkey solution under an initial operation service contract.  In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC.  As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource that it was dissolving the joint venture.  We are currently seeking alternative arrangements regarding this project and exploring all of our options.  With limited capital resources, we will focus on our other technologies.

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2011. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2011 Compared to Fiscal Year 2010

Results from Operations

 Revenues

Revenues were zero for the years ended March 31, 2011 and 2010.  Upon completion of our AuraCoal plant, we expect to begin to generate revenues.  We expect this to occur in 2011.

Cost of Sales

Cost of sales was zero for the years ended March 31, 2011 and 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,291,783 and $2,241,383 for the years ended March 31, 2011 and 2010, respectively.  The decrease in selling, general and administrative expenses was due to reduction in stock compensation expense.

Interest Income and Other, Net

Interest income and other, net was $15,459 and $1,098 in the years ended March 31, 2011 and 2010, respectively.  The increase in income is principally due to interest income on larger cash balances and currency gains from the Chinese RMB increasing in value relative to the United States dollar.

Liquidity and Capital Resources

           Net cash used in operating activities was $1,303,625 and $826,607 in the years ended March 31, 2011 and 2010, respectively.  The increase was primarily due to the commencement of operations.

           Net cash used in investing activities was $196,134 and $125,467 in the years ended March 31, 2011 and 2010, respectively. The increase was due to the purchase of intangibles.

           Net cash provided by financing activities was $500,000 and $2,448,644 in 2011 and 2010, respectively.  The decrease in cash provided by financing activities was primarily due to approximately $2,600,000 received for the issuance of common stock and $205,725 received for the issuance of debt offset by offering costs of approximately $358,000 in 2010 as compared to $500,000 received from the issuance of common stock in 2011.

On September 30, 2010, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 400,000 shares of the Company’s common stock resulting in gross proceeds of $500,000 to the Company. The Company intends to use proceeds of the offering for working capital and to develop an AuraCoal plant in the Gulf of Tonkin Economic and Development Area which utilizes low-grade coal and semi-coke to produce a coal –water slurry that can be used to heat industrial boilers (a process used for 40 years). Patent pending process removes ash and sulfur from coal on a pre-combustion basis, providing significant cost savings and higher environmental compliance for end-users than other coal-water slurry alternatives.  The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

On June 17, 2011, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company.

The Company suffered recurring losses from operations and has an accumulated deficit of $4,141,135 at March 31, 2011.  Currently, we have not generated any revenues and as of March 31, 2011, had a cash balance of approximately $642,000. The Company is seeking various forms of financing.   While we believe we have sufficient cash resources for the next twelve months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $196,134 and $35,348 capital expenditures for the year ended March 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AURASOURCE, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	24
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2011 and 2010
Balance Sheets	25
Statements of Operations	26
Statements of Stockholders' Equity (Deficit)	27
Statements of Cash Flows	28
Notes to Consolidated Financial Statements	29-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AuraSource, Inc and Subsidiary
Chandler, Arizona

We have audited the consolidated balance sheets of AuraSource, Inc. and Subsidiary, a development stage company, (the “Company”), as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  The statements of operations, stockholders’ equity (deficit) and cash flows included in the cumulative information from inception (March 15, 1990) to March 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filings. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended.  Further, in our opinion, based on our audits and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (March 15, 1990) to March 31, 2011 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $4,141,135 as of March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California

June 29, 2011

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$642,247	$1,642,006
Due from affiliate	67,643	-
Prepaid expenses	10,001	4,294
TOTAL CURRENT ASSETS	719,891	1,646,300
Fixed assets, net of accumulated depreciation	73,862	31,074
Intangible assets, net	753,530	-
TOTAL ASSETS	$1,547,283	$1,677,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,522	$32,008
Accrued liabilities	-	30,000
TOTAL CURRENT LIABILITIES	13,522	62,008

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 29,262,190 and 28,262,190 shares issued and outstanding at March 31, 2011 and 2010, respectively.	29,262	28,262
Additional paid in capital	5,645,634	4,451,915
Accumulated deficit	(4,141,135)	(2,864,811)
Total stockholders' equity	1,533,761	1,615,366
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,547,283	$1,677,374

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2011

	2011	2010	Cumulative from Inception through March 31, 2011
REVENUES
Product	$—	$—	$—
Software support	—	—	—
Total revenues	—	—	—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	1,291,783	2,241,383	4,159,844
Total operating expenses	1,291,783	2,241,383	4,159,844
LOSS FROM OPERATIONS	(1,291,783)	(2,241,383)	(4,159,844)
Merger fee, net	—	—	80,000
Interest income/(expense) and other, net	15,459	1,098	(61,291)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,276,324)	$(2,240,285)	$(4,141,135)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.04)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	28,947,669	24,253,931

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2011

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at March 15, 1990	$		$40	$-	$370	$(295)	$75
Common stock issued for services			352		2,424		2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828		83,087,829
Additional capital contributed					22,286		22,286
Fair value of salaries donated					151,500		151,500
Reclassify common stock for repurchase obligation				(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)	(280,000			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation				1	212,500		212,500
Issuance of preferred stock for services	1,100,000	2,200)					2,200
Common stock for services			27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155
Stockholder advances contributed as additional paid in capital					22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.			3,520,000	3,520	31,680		35,200
Common stock for services			480,000	480	4,320		4,800
Shares returned to treasury			(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services			20,000	20	1,980		2,000
Additional capital contributed					600		600
Net loss						(450,598)	(450,598)
Net income						42,231	42,231
Balance at March 31, 2008		-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008			19,426,500	19,426	188,074		207,500
Stock compensation			300,000	300	2,791		3,091
Issuance of options					13,407		13,407
Issuance of shares, March 2009			50,000	50	49,950		50,000
Net loss						(215,864)	(215,864)
Balance at March 31, 2009		-	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution					386,578		386,578
Issuance of shares for services, May 2009			1,350,000	1,350	648,650		650,000
Issuance of shares, September 2009			3,095,000	3,095	1,545,017		1,548,112
Issuance of shares, October 2009			2,084,000	2,084	1,049,641		1,051,725
Issuance of shares for services, November 2009			1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010			283,190	283	198,078		198,361
Issuance of options					56,887		56,887
Offering costs related to share issuance					(358,018)		(358,018)
Net loss						(2,240,285)	(2,240,285)
Balance at March 31, 2010		-	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options					88,719		88,718
Issuance of shares, July 2010			400,000	400	499,600		500,000
Issuance of shares, August 2010			600,000	600	605,400		606,000
Net loss						(1,276,324)	(1,276,324)
Balance at March 31, 2011		$-	29,262,190	$29,262	$5,645,634	$(4,141,135)	$1,533,761

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)
THROUGH MARCH 31, 2011
	2011	2010	Cumulative from Inception to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,276,324)	$(2,240,285)	$(4,141,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of salaries donated as capital	—	—	151,500
Depreciation expense	5,817	5,990	12,149
Options issued for services rendered	88,718	56,887	159,012
Stock issued for services rendered	—	1,298,361	1,326,504
Changes in operating assets and liabilities:
Due from affiliate	(67,643)	—	(67,643)
Prepaid expenses and other assets	(5,708)	(4,293)	(10,001)
Accounts payable and accrued expenses	(48,486)	51,724	13,973
Accrued interest payable – related parties	—	5,009	15,456
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(1,303,625)	(826,607)	(2,640,185)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from stockholders, net	—	—	22,725
Sale of assets to MongSource, net of cash on hand	—	(90,119)	(90,119)
Cash paid for acquisition of intangible	(147,530)	—	(147,530)
Capital equipment purchases	(48,604)	(35,348)	(86,010)
Net cash used in investing activities	(196,134)	(125,467)	(300,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	2,600,937	3,644,193
Offering costs	—	(358,018)	(350,518)
Net proceeds from issuance of note payable	—	205,725	459,690
Repayment of debt	—	—	(170,000)
Net cash provided by financing activities	500,000	2,448,644	3,583,365
NET INCREASE / (DECREASE) IN CASH	(999,759)	1,496,570	642,247
CASH, Beginning of period	1,642,006	145,436	—
CASH, End of period	$642,247	$1,642,006	$642,247

	2011	2010	Cumulative from Inception to March 31, 2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—
Stockholder advances forgiven and converted to additional paid-in capital	—	—	22,725

NON-CASH INVESTING AND FINANCING ACTIVITY:
Forgiveness of debt in exchange for all ownership interest in AuraSource, LLC, a Mongolian subsidiary	$—	$386,578	$386,578

The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$606,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2011 and 2010

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on clean energy technology development.  AuraSource developed the AuraFuelTM and AuraCoalTM processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”).  The joint venture was to pay ten percent of net profit as a technology license fee.  In 2010, KMIG paid $3 million  for the license fee deposit to CCECC and $2 million for start-up expenditures.  AuraSource invested its management resources and expenses.  The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as their EPC general contractor which would provide a turnkey solution under an initial operation service contract.  In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC.  As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource that it was dissolving the joint venture.  We are currently seeking alternative arrangements regarding this project and exploring all of our options.  With limited capital resources, we will focus on our other technologies.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $4,141,135 at March 31, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

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

Net Income (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share for the years ended March 31, 2011 and 2010 because their effect is anti-dilutive.

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

Reclassifications — Certain reclassifications were made to the 2010 financial statements to conform to the 2011 financial presentation.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

  We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2011). As of March 31, 2011, our deposits exceeded insured amounts by approximately $392,247.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 4 – DUE FROM AFFILIATE

As of March 31, 2011, an affiliated party, Timeway International Ltd, holds in trust $67,643.  This money is used to pay various day to day expenses.  Timeway International Ltd is controlled by our CEO.

NOTE 5 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co. (“Pengchuang”), Ltd., an independent Chinese company, to purchase fifty percent of the intellectual property related to ultrafine particle processing. Pengchuang developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for the acquisition of certain intangibles.  We acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date.  The Company paid cash for the remainder of the amount due.

NOTE 6 – STOCK ISSUANCE

On May 28, 2009, we granted 1,000,000 restricted shares to Mr. Liu, our CEO, for services from July 8, 2008 to May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, Mr. Liu, Mr. Kohler, our Secretary, and Mr. Stoppenhagen, our CFO, were granted 100,000 shares of restricted stock which vests the earlier of two years or termination from the board.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000.

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

On December 18, 2009, the BOD granted two consultants 800,000 shares of restricted stock.  600,000 of which vested immediately which was valued at $300,000 and 200,000 of which vests quarterly over three years which was valued at $100,000.

On March 1, 2010, the BOD granted two consultants 283,000 shares of common stock.  The Company recorded compensation arising from the grants of $198,000 during the year ended March 31, 2010.

During the year ended March 31, 2011, the Company issued 1,000,000 shares of common stock.  The Company issued 400,000 shares for $1.25 per share.  The Company recorded net proceeds from the sale of these shares of $500,000.  The Company issued 600,000 shares of common stock for the acquisition of certain intangibles.  The Company acquired intangibles of $753,530.  The shares issued in connection with the acquired intangibles were valued at $1.01 per share or $606,000.

NOTE 7 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to certain executives of the Company.  The options vest quarterly and have an expiration period of 10 years.  The total grant date fair value of the outstanding options was $109,014.  We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options.  During the year ended March 31, 2011, the Company recorded $88,538 in compensation expense related to the vesting of options.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ending March 31, 2011:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2010	60,000	$3.50
Granted	60,000	1.00
Balance at March 31, 2011	120,000	$2.25

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

$3.50	60,000	8.00	$3.50	60,000	$3.50
$1.00	60,000	9.00	$1.00	60,000	$1.00
Balance at March 31, 2011	120,000	8.50	$2.25	120,000	$2.25

NOTE 8 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2011 and 2010 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2011	2010
Weighted average common stock equivalents:
Non-Plan Stock Options	120,000	60,000

NOTE 9 - INCOME TAX

The deferred tax asset as of March 31, 2011 and 2010 consisted of the following:
	2011	2010
Net operating loss carryforwards	$1,009,241	$761,670
Less valuation allowance	(1,009,241)	(761,670)
	$-	$-

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2011, the Company has net operating loss carryforward of approximately $2,900,000 which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2011 and 2010 is as follows:

	2011	2010
Income tax benefit at federal statutory rate	-34.00%	-34.00%
State income tax benefit, net of effect on federal taxes	-6.90%	-6.90%
Increase in valuation allowance	40.90%	40.90%
Income tax expenses	-	-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease approximately $1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,395 per month.  The lease expires January 31, 2012. As of March 31, 2011, $23,950 is due under this lease.
.
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

NOTE 11 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2011). As of March 31, 2011, our deposits exceeded insured amounts by $392,247.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  As of March 31, 2011, we had a balance of $154,800 in this account.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 12 – SUBSEQUENT EVENT

On June 17, 2011, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2011, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	47	Chief Executive Officer, President and Chairman of the Board

Lawrence Kohler	65	Secretary and a Director

Eric Stoppenhagen	37	Chief Financial Officer, Treasurer and a Director

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

Board Experience

Our board of directors has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the board of directors on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors. On an individual basis:

Mr. Liu has 24 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Mr. Kohler has experience 40 years of experience with investment planning and business development.  Mr. Stoppenhagen, has over 10 years of experience in managing publicly traded companies and brings insight into all aspects of our business due to both his current role with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and specifically digital pathology has been instrumental in the creation, development and launching of our company, as well as our current strategy.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2011, all of our executive officers and directors have complied with all Section 16(a) filing requirements. During the year ended March 31, 2011, one of our greater-than-ten percent stockholders has not complied with all Section 16(a) filing requirements.  This stockholder has not had any transactions during the year ended March 31, 2011.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2011 and 2010 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Philip Liu Chief Executive Officer	2011 2010	$ 240,000 $ 160,000	$ 40,000 $ 26,666	$ - $ 600,000(2)	$ 18,462 (2)	$ 13,500(1) $ 10,750(1)	$ 311,962 $ 797,416

Eric Stoppenhagen Chief Financial Officer	2011 2010	- -	- -	- $ 100,000 (2)	$ 18,462 (2)	$ 104,909(3) $ 110,345(3)	$ 123,371 $ 210,345
__________________________
(1)	Mr. Liu received $2,750 in 2010 and $1,500 in 2011 as a director for attending board meetings and $8,000 in 2010 and $12,000 in 2011 for car and office allowances.
(2)
On May 28, 2009, the BOD granted Mr. Liu 1,000,000 restricted shares for his services as an officer of the Company from July 8, 2008 until May 31, 2009. Additionally, on May 28, 2009 the BOD granted Mr. Liu and Mr. Stoppenhagen 100,000 shares of restricted stock which vests the earlier of two years from the date of grant or termination from the board for their service as board members.  On November 2, 2009, the BOD granted Mr. Liu and Mr. Stoppenhagen an additional 100,000 shares of restricted stock which vests the earlier of two years from the date of grant or termination from the board for their service as board members. On April 1, 2010, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $1.00 for serving on the board of directors.

(3)
This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services at a rate of $175 per hour.   Additionally, Mr. Stoppenhagen received $3,000 in 2010 and $1,500 in 2011 for attending board meetings.

Narrative Disclosure to Summary Compensation Table

Effective August 1, 2009, we entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  If the contract is terminated without cause, Mr. Liu shall be paid through March 31, 2014. For the years ended March 31, 2011 and 2010, Mr. Liu received $293,500 and $194,667, respectively.  For 2011, the $292,000 consisted of $240,000 for salary, $40,000 for bonuses, $12,000 for car and office allowances. For 2010, the $194,667 consisted of $160,000 for salary, $26,666 for bonuses, $8,000 for car and office allowances.  Mr. Liu received $1,500 in 2011 and $2,750 in 2010 as a director for attending board meetings.  We recorded a stock compensation expense of zero in 2011 and $600,000 in 2010 for 1,000,000 shares issued for Mr. Liu’s executive services from July 8, 2008 until May 31, 2009 and 200,000 shares for servicing on the BOD.

We pay Mr. Stoppenhagen $175 per hour to provide financial consulting services.  For the years ended March 31, 2011 and 2010, Mr. Stoppenhagen received $104,909 and $110,345, respectively. Additionally, we recorded a compensation expense of zero in 2011and $100,000 in 2010 for 200,000 shares for servicing on the BOD.

 In our fiscal year ending March 31, 2011, the company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2011

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2011.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)	Unexercisable(#)(1)

Philip Liu	1/1/2009	20,000	-	$3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	-	$3.50	12/31/2019

Philip Liu	5/28/2009					1,000,000	(1)	1,250,000
Philip Liu	5/28/2009					100,000	(1)	125,000
Eric Stoppenhagen	5/28/2009					100,000	(1)	125,000

Philip Liu	11/2/2009					100,000	(1)	125,000
Eric Stoppenhagen	11/2/2009					100,000	(1)	125,000
Philip Liu	4/1/2010	20,000	-	$1.00	3/31/2021
Eric Stoppenhagen	4/1/2010	20,000	-	$1.00	3/31/2021

(1)           These stock option awards vest the earlier of two years from grant date or termination from the Company.
(2)           The market value of the restricted stock awards is based on the closing market price of our common stock as of June 28, 2010, which was $1.25 per share.
(3)           One April 1, 2010, Mr. Liu, Mr. Kohler and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $1.00 for serving on the board of directors.  We regarded a stock compensation expense of $18,462 for each issuance based on Black-Scholes for fair value calculation.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2011.
Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	$3.50
Eric Stoppenhagen	20,000	100%	$3.50
Larry Kohler	20,000	100%	$3.50
Philip Liu	20,000	100%	$1.00
Eric Stoppenhagen	20,000	100%	$1.00
Larry Kohler	20,000	100%	$1.00

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

 The following table and related footnotes set forth option exercises in 2011 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2011	Value of Unexercised In-the-Money Options and Warrants at 3/31/2011
Philip Liu	0	N/A	40,000	0
Eric Stoppenhagen	0	N/A	40,000	0
Larry Kohler	0	N/A	40,000	0

Compensation of Directors

The following table details the total compensation earned by the company’s non-employee directors in our fiscal year ending March 31, 2011:

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Larry Kohler	$1,500	-	$36,000(1)	$37,500

(1)	The Company entered into a standard consulting arrangement with Mr. Kohler to provide consulting services for $3,000 per month.

Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant.  At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 29, 2011 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 31,262,190 shares of our common stock outstanding on June 29, 2011.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)

Mongolia Natural Resource Investment Group	9,625,000	30.79%
Wang Yajun	2,000,000	6.40
MongSource USA LLC	1,926,850	6.16%

Philip Liu (2)	2,991,275	9.57%
Lawrence Kohler(2)	260,000	0.83%
Eric Stoppenhagen(2)	348,333	1.11%
All officers and directors
as a group (three persons)	3,599,608	11.33%
	17,151458	54.86%

(1)
The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (31,262,190) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(2)	Officer and director of the Company.

Equity Compensation Plan Information

 The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	120,000	$2.25	-
Total	120,000	$2.25	-
These optioned were issued under the board compensation plan. Under the plan each board member receives 20,000 stock options per year which vest 25% at the end of each fiscal quarter.

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2011.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since April 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for our last two completed fiscal years; and


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

Effective August 1, 2009, we entered into an Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  For the years ended March 31, 2011 and 2010, Mr. Liu received $293,500 and $197,416 under the Employment Agreement, respectively.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

The Company engaged Goldman Kurland Mohidin, LLP (GKM) as its new independent registered public accounting firm as of July 14, 2008. During The Company’s two most recent fiscal years and the subsequent interim period through June 17, 2010, neither the Company nor anyone on its behalf has consulted with GKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by GKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2011 and 2010, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $28,500 and $26,500 for 2011 and 2010, respectively.

Audit-Related Fees

There were no fees billed by GKM for audit-related services for the years ended March 31, 2011 and 2010.

Tax Fees

The aggregate fees billed by GKM for tax-related services for the years ended March 31, 2011 and 2010 were $1,100 and $900, respectively.

All Other Fees

     There were no fees billed by GKM for other services not described above for the years ended March 31, 2011 and 2010.

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

The Board has determined that the rendering of the services other than audit services by GKM is compatible with maintaining the principal accountant’s independence.

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

AuraSource, Inc.

Date: June 29, 2011	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2011	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	June 29, 2011
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	June 29, 2011
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	June 29, 2011
/s/ LARRY KOHLER ------------------------------------ Larry Kohler	Director	June 29, 2011

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Share Purchase Agreement. (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated May 20, 2008)
*10.2	Revolving Promissory Note dated July 11, 2008 by and among Mobile Nation, Inc. and Mongsource USA LLC. . (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-k dated July 8, 2008)
*10.3	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.4	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.5	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.6	Subscription Agreement between AuraSource, Inc. and Accredited Investors (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated October 5, 2010)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
21.1	List of subsidiaries
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*                Previously filed.