Form 10-Q
period 2011-06-30
AuraSource, Inc.
filed 2011-08-15
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

YES ☒     NO [ ]

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $.001 par value	31,362,190

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

 ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$1,257,929	$642,247
Due from affiliate	138,540	67,643
Prepaid expenses	15,375	10,001
Total current assets	1,411,844	719,891

Fixed assets, net of accumulated depreciation	130,801	73,862

Intangible assets, net	753,530	753,530

Total assets	$2,296,175	$1,547,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,329	$13,522

Total current liabilities	16,329	13,522

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 31,362,190 and 29,262,190 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	31,362	29,262
Additional paid in capital	6,713,930	5,645,634
Accumulated deficit	(4,465,446)	(4,141,135)
Total shareholders' equity	2,279,846	1,533,761

Total liabilities and shareholders' equity	$2,296,175	$1,547,283

The accompanying notes are an integral part of these consolidated financial statements

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

Three Months Ended June 30, 2011 and 2010 and Period March 15, 1990 (Inception) through June 30, 2011

(Unaudited)

	Three months ended June 30,		March 15, 1990 (Inception) to June 30,
	2011	2010	2011

Revenue, net	$—	$—	$—

Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
General & administrative expenses	332,919	316,667	4,492,763
Total operating expenses	332,919	316,667	4,492,763

Loss from operations	(332,919)	(316,667)	(4,492,763)

Merger fee, net	—	—	80,000
Interest income / (expense) and other, net	8,608	1,231	(52,683)

Net loss applicable to common stockholders	$(324,311)	$(315,436)	$(4,465,446)

Basic & Diluted Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	30,343,509	28,262,190

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

MARCH 15, 1990 (INCEPTION)

THROUGH JUNE 30, 2011

(Unaudited after March 31, 2011)

	Preferred Stock			Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at March 15, 1990		$		40	$—	$370	$(295)	$75
Common stock issued for services				352		2,424		2,424
Acquire oil and gas properties	7,000		280,000	493	1	82,807,828		83,087,829
Capital contributed						22,286		22,286
Fair value of salaries donated						151,500		151,500
Reclassify common stock for repurchase obligation					(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)		(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation					1	212,500		212,500
Issuance of preferred stock for services	1,100,000		(2,200)					2,200
Common stock for services				27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)		(2,200)	44,874	45	2,155
Stockholder contributions						22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.				3,520,000	3,520	31,680		35,200
Common stock for services				480,000	480	4,320		4,800
Shares returned to treasury				(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services				20,000	20	1,980		2,000
Capital contributed						600		600
Net loss							(450,598)	(450,598)
Net income							42,231	42,231
Balance at March 31, 2008			—	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares, July 2008				19,426,500	19,426	188,074		207,500
Stock compensation				300,000	300	2,791		3,091
Issuance of options						13,407		13,407
Issuance of shares, March 2009				50,000	50	49,950		50,000
Net loss							(215,864)	(215,864)
Balance at March 31, 2009			—	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution						386,578		386,578
Issuance of shares for services, May 2009				1,350,000	1,350	648,650		650,000
Issuance of shares, September 2009				3,095,000	3,095	1,545,017		1,548,112
Issuance of shares, October 2009				2,084,000	2,084	1,049,641		1,051,725
Issuance of shares for services, November 2009				1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010				283,190	283	198,078		198,361
Issuance of options						56,887		56,887
Offering costs related to share issuance						(358,018)		(358,018)
Net loss							(2,240,285)	(2,240,285)
Balance at March 31, 2010			—	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options						88,719		88,718
Issuance of shares, July 2010				400,000	400	499,600		500,000
Issuance of shares, August 2010				600,000	600	605,400		606,000
Net loss							(1,276,324)	(1,276,324)
Balance at March 31, 2011			—	29,262,190	29,262	5,645,634	(4,141,135)	1,533,761
Issuance of options April 1, 2011						17,350		17,350
Issuance of shares, May 13, 2011				2,000,000	2,000	999,046		1,001,046
Issuance of shares for services, June 6, 2011				100,000	100	51,900		52,000
Net loss							(324,311)	(324,311)
Balance at June 30, 2011			$—	31,362,190	$31,362	$6,713,930	$(4,465,446)	$2,279,846

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2011 and 2010 and Period March 15, 1990 (Inception) through June 30, 2011

(Unaudited)

			March 15, 1990 (Inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(324,311)	$(315,436)	$(4,465,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,939	1,939	14,088
Stock issued for services	52,000	—	1,378,504
Options issued for services	17,350	8,333	176,362
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	(70,897)	—	(138,540)
Prepaid expenses	(5,374)	(39,457)	(15,375)
Accounts payable	2,807	7,884	16,780
Accrued interest payable – related parties	—	—	15,456
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(326,486)	(336,737)	(2,966,671)

Cash flows from investing activities :
Advances from stockholders, net	—	—	22,725
Capital equipment purchases	(58,878)	—	(144,888)
Cash paid for acquisition of intangible		—	(147,530)
Sale of assets to MongSource net of cash on hand	—	—	(90,119)
Net cash used in investing activities	(58,878)	—	(359,812)

Cash flows from financing activities
Proceeds from issuance of common stock	1,001,046	—	4,645,239
Offering costs	—	—	(350,518)
Net proceeds from issuance of note payable	—	—	459,690
Repayment of debt	—	—	(170,000)
Net cash provided by financing activities	1,001,046	—	4,584,411

Net change in cash and equivalents	615,682	(336,737)	1,257,928

Cash and equivalents - beginning balance	642,247	1,642,006	—

Cash and equivalents - ending balance	$1,257,929	$1,305,270	$1,257,928

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Stockholder Advances forgiven and converted to additional paid in capital	$—	$—	$22,725

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A Development Stage Enterprise)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 and MARCH 31, 2011

(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on clean energy technology development.  AuraSource developed the AuraCoalTM AuraFuelTM and processes. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”).  The joint venture was to pay ten percent of net profit as a technology license fee.  In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures.  AuraSource invested its management resources and expenses.  The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract.  In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC.  As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the joint venture.  We are currently seeking alternative arrangements regarding this project and exploring all of our options.  With limited capital resources, we will focus on our other technologies.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern.  We have suffered recurring losses from operations since inception and have an accumulated deficit of $4,465,446 at June 30, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon our continued operations.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2011 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Foreign Currency Transactions — The Company recognizes foreign currency gains and losses in other income (expense) on the accompanying statement of operations. Foreign currency gains and losses arise as the Company conducts business with other entity’s whose functional currency is not in US dollars. Generally, these gains and losses are recorded at an exchange rate difference between the foreign currency and the functional currency that arises between the transaction date and the payment date.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2011 and 2010 because their effect is anti-dilutive.

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

The Company had no assets or liabilities recorded to be valued on the basis above at June 30, 2011 or March 31, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies pro forma disclosures for business combinations to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

There were no other significant changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2011 compared to what was previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

NOTE 2 - CONCENTRATION OF CREDIT RISK

 We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2011). As of June 30, 2011 and March 31, 2011, our deposits exceeded insured amounts by approximately $1,008,000 and $459,890, respectively.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China.  This account is not insured and we believe is exposed to significant credit risk on cash.

NOTE 3 – DUE FROM AFFILIATE

As of June 30, 2011 and March 31, 2011, an affiliated party, Timeway International Ltd, holds in trust $138,540 and $67,643, respectively.  This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – INTANGIBLE

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

On June 17, 2011, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company.

NOTE 7 - STOCK OPTIONS

On April 1, 2011, we granted 60,000 options to purchase shares of our common stock at $0.75 per share to members of our BOD. In April 2010, we granted 60,000 options to purchase shares of our common stock at $1.00 per share to certain executives of the Company. The options vest quarterly and have an expiration period of 10 years.  The total grant date fair value of the outstanding options was $91,456. We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended June 30, 2011, the Company recorded $9,017 in compensation expense for the vesting of options.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ending June 30, 2011:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2011	120,000	$2.25
Granted	60,000	.75
Balance at June 30, 2011	180,000	1.75

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2011:

	Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price

$3.50	60,000	7.75	$3.50	60,000	$3.50
$1.00	60,000	8.75	$1.00	60,000	$1.00
$1.00	60,000	9.75	$0.75	15,000	$0.75
Balance at June 30, 2011	180,000	8.75	$1.75	135,000	$2.08

NOTE 8 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2011 and 2010 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

	2011	2010
Weighted average common stock equivalents:
Non-Plan Stock Options	180,000	120,000

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2011 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2011 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”).  The joint venture was to pay ten percent of net profit as a technology license fee.  In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures.  AuraSource invested its management resources and expenses.  The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract.  In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC.  As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the joint venture.  We are currently seeking alternative arrangements regarding this project and exploring all of our options.  With limited capital resources, we will focus on our other technologies.

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

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

General and Administrative Expenses

General and administrative expenses were $332,919 and $316,667 for the three months ended June 30, 2011 and 2010, respectively.  The increase of approximately $16,000 in expense was due to increase in staffing.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $8,608 and $1,231 for the three months ended June 30, 2011 and 2010, respectively.  The increase is due to foreign currency exchange gains the Company incurred in the three months ended June 30, 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $326,486 and $336,737 in the three months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to non-cash transaction of stock options and stock issued for services rendered added back to operating activities in the current year.  There were no such amounts added back in the prior period.

Net cash used in investing activities was $58,878 and zero in the three months ended June 30, 2011 and 2010, respectively.   The difference is the increase in capital equipment purchases for the three months ending June 30, 2011.

Net cash provided by financing activities was $1,001,046 and zero in the three months ended June 30, 2011 and 2010, respectively.  The difference of $1,001,046 in cash flows from financing activities was due to proceeds from the issuance of common stock in 2011.

The Company suffered recurring losses from operations and has an accumulated deficit of $4,465,446 at June 30, 2011.  The Company has incurred losses of $324,311 and $315,436 for the three months ended June 30, 2011 and 2010, respectively. Currently, we have not generated any revenues.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2011 Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

 ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2	- UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3	- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITME 5	- OTHER INFORMATION

None

ITEM 6.

Exhibit	Description
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: August 12, 2011	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: August 12, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.