Form 10-Q
period 2011-09-30
AuraSource, Inc.
filed 2011-11-18
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2011
Common Stock, $.001 par value	31,662,190

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$932,734	$642,247
Due from affiliate	111,122	67,643
Prepaid expenses	12,300	10,001
Total current assets	1,056,156	719,891

Fixed assets, net of accumulated depreciation	198,839	73,862

Intangible assets, net	759,652	753,530

Total assets	$2,014,647	$1,547,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,598	$13,522

Total current liabilities	12,598	13,522

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 31,662,190 and 29,262,190 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	31,662	29,262
Additional paid in capital	6,916,963	5,645,634
Accumulated deficit	(4,946,576)	(4,141,135)
Total shareholders' equity	2,002,049	1,533,761

Total liabilities and shareholders' equity	$2,014,647	$1,547,283

The accompanying notes are an integral part of these consolidated financial statements

AuraSource, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

Three and Six Months Ended September 30, 2011 and 2010 and the Period March 15, 1990 (Inception) through September 30, 2011

(Unaudited)

	Three months ended September 30,		Six months ended September 30,		From March 15, 1990 (Inception) to September 30,
	2011	2010	2011	2010	2011

Revenue, net	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General & administrative expenses	493,356	387,128	826,275	703,795	4,986,119
Total operating expenses	493,356	387,128	826,275	703,795	4,986,119

Loss from operations	(493,356)	(387,128)	(826,275)	(703,795)	(4,986,119)

Merger fee, net	—	—	—	—	80,000
Interest income / (expense) and other, net	12,226	6,544	20,834	7,774	(40,457)

Net loss applicable to common stockholders	$(481,130)	$(380,584)	$(805,441)	$(696,021)	$(4,946,576)

Basic & Diluted Loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	31,476,320	28,641,004	30,913,010	28,535,584

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period March 15, 1990 (Inception)

Through September 30, 2011

(Unaudited after March 31, 2011)

	Preferred Stock				Common Stock		APIC	Accumulated Deficit	Total
	Shares		Amount		Shares	Amount

Balance at March 15, 1990		$			$40	$-	$370	$(295)	$75
Common stock issued for services					352		2,424		2,424
Acquire oil and gas properties	7,000			280,000	493	1	82,807,828		83,087,829
Capital contributed							22,286		22,286
Fair value of salaries donated							151,500		151,500
Reclassify common stock for repurchase obligation						(1)	(212,500)		(212,500)
Rescission of oil and gas purchase:
Common stock shares not returned in lieu of services	(7,000)			(280,000)			(82,804,200)		(83,084,200)
Cancellation of repurchase obligation						1	212,500		212,500
Issuance of preferred stock for services	1,100,000			(2,200)					2,200
Common stock for services					27,741	28	9,972		10,000
Conversion of preferred stock	(1,100,000)			(2,200)	44,874	45	2,155
Stockholder contributions							22,725		22,725
Issuance of shares for acquisition of Mobile Nation, Inc.					3,520,000	3,520	31,680		35,200
Common stock for services					480,000	480	4,320		4,800
Shares returned to treasury					(3,520,000)	(3,520)	(31,680)		(35,200)
Common stock for services					20,000	20	1,980		2,000
Capital contributed							600		600
Net loss								(450,598)	(450,598)
Net income								42,231	42,231
Balance at March 31, 2008				-	573,500	574	221,960	(408,662)	(186,128)
Issuance of shares					19,476,500	19,476	238,024		257,500
Stock compensation					300,000	300	2,791		3,091
Issuance of options							13,407		13,407

Net loss								(215,864)	(215,864)
Balance at March 31, 2009				-	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution							386,578		386,578
Issuance of shares for services, May 2009					1,350,000	1,350	648,650		650,000
Issuance of shares					5,179,000	5,179	2,594,658		2,599,837

Issuance of shares for services, November 2009					1,100,000	1,100	448,900		450,000
Issuance of shares for services, March 2010					283,190	283	198,078		198,361
Issuance of options							56,887		56,887
Offering costs related to share issuance							(358,018)		(358,018)
Net loss								(2,240,285)	(2,240,285)
Balance at March 31, 2010				-	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options							88,719		88,718
Issuance of shares, July 2010					400,000	400	499,600		500,000
Issuance of shares, August 2010					600,000	600	605,400		606,000
Net loss								(1,276,324)	(1,276,324)
Balance at March 31, 2011				-	29,262,190	29,262	5,645,634	(4,141,135)	1,533,761
Issuance of options April 1, 2011							17,350		17,350
Issuance of shares, May 13, 2011					2,000,000	2,000	999,046		1,001,046
Issuance of shares for services, June 6, 2011					100,000	100	51,900		52,000
Issuance of shares for services, August 28, 2011					300,000	300	194,700		195,000
Stock compensation							8,333		8,333
Net loss								(805,441)	(805,441)
Balance at September 30, 2011			$		31,662,190	$31,662	$6,916,963	$(4,946,576)	$2,002,049

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2011 and 2010 and the Period March 15, 1990 (Inception) through September 30, 2011

(Unaudited)

			March 15, 1990 (Inception) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(805,441)	$(696,021)	$(4,946,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,480	1,939	21,629
Stock issued for services	247,000	—	1,573,504
Options issued for services	25,683	44,360	184,695
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	(43,479)	(66,843)	(111,122)
Prepaid expenses	(2,299)	(26,332)	(12,300)
Accounts payable	(924)	(17,121)	13,049
Accrued interest payable – related parties	—	—	15,457
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(569,980)	(760,018)	(3,210,164)

Cash flows from investing activities :
Advances from stockholders, net	—	—	22,725
Capital equipment purchases	(134,457)	(11,580)	(220,467)
Cash paid for acquisition of intangible	(6,122)	(147,530)	(153,652)
Sale of assets to MongSource net of cash on hand	—	—	(90,119)
Net cash used in investing activities	(140,579)	(159,110)	(441,513)

Cash flows from financing activities
Proceeds from issuance of common stock	1,001,046	500,000	4,645,239
Offering costs	—	(15,000)	(350,518)
Net proceeds from issuance of note payable	—	—	459,690
Repayment of debt	—	—	(170,000)
Net cash provided by financing activities	1,001,046	485,000	4,584,411

Net change in cash and equivalents	290,487	(434,128)	932,734

Cash and equivalents - beginning balance	642,247	1,642,006	—

Cash and equivalents - ending balance	$932,734	$1,207,878	$932,734

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Stockholder Advances forgiven and converted to additional paid in capital	$—	$—	$22,725

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 (UNAUDITED) and MARCH 31, 2011

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”). The joint venture was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as the general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the joint venture. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern. We have suffered recurring losses from operations since inception and have an accumulated deficit of $4,946,576 at September 30, 2011. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence. The recovery of our assets is dependent upon our continued operations.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2011 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2011 and 2010 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

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

The Company had no assets or liabilities recorded to be valued on the basis above at September 30, 2011 or March 31, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles –Goodwill and Other (Topic 350).” ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

There were no other significant changes in the Company’s critical accounting policies and estimates during the three and six months ended September 30, 2011 compared to what was previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of September 30, 2011). As of September 30, 2011 and March 31, 2011, our deposits exceeded insured amounts by $787,125 and $459,890, respectively. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to significant credit risk on cash of $787,125.

NOTE 3 – DUE FROM AFFILIATE

As of September 30, 2011 and March 31, 2011, an affiliated party, Timeway International Ltd, holds in trust $111,122 and $67,643, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co. Ltd. (“Pengchuang”), an independent Chinese company, to purchase 50% of the intellectual property related to ultrafine particle processing. Pengchuang developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for the acquisition of certain intangibles. We acquired intangibles of $753,530. The shares issued in connection with the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due.

NOTE 5 – STOCK ISSUANCE

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

On June 17, 2011, the Company completed a private placement to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company.

On August 28, 2011, the Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares.

NOTE 6 - STOCK OPTIONS

On April 1, 2011, we granted 60,000 options to purchase shares of our common stock at $0.75 per share to members of our BOD. In April 2010, we granted 60,000 options to purchase shares of our common stock at $1.00 per share to certain executives of the Company. The options vest quarterly and have an expiration period of 10 years. The total grant date fair value of the outstanding options was $91,456. We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and six months ended September 30, 2011, the Company recorded $17,350 and $25,683 in compensation expense for the vesting of options, respectively. During the three and six months ended September 30, 2010, the Company recorded $36,026 and $44,359 in compensation expense for the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the fair value of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the six months ending September 30, 2011:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2011	120,000	$2.25
Granted	60,000	.75
Balance at September 30, 2011	180,000	$1.75

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price

$3.50	60,000	7.50	$3.50	60,000	$3.50
$1.00	60,000	8.50	$1.00	60,000	$1.00
$1.00	60,000	9.50	$0.75	15,000	$0.75
Balance at September 30, 2011	180,000	8.50	$1.75	135,000	$2.08

NOTE 7 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the six months ended September 30, 2011 and 2010 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture along with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”) to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”). The joint venture was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The joint venture contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the joint venture, the joint venture was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the joint venture. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our other technologies.

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

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

General and Administrative Expenses

General and administrative expenses were $493,356 and $387,128 for the three months ended September 30, 2011 and 2010, respectively. The increase of $106,228 was due primarily to an increase in stock compensation expense of $167,301 offset by a decrease in corporate expenses.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $12,226 and $6,544 for the three months ended September 30, 2011 and 2010, respectively. The increase is due to an increase in foreign currency exchange gain of $5,414 .

For the Six Months Ended September 30, 2011 and 2010

General and Administrative Expenses

General and administrative expenses were $826,275 and $703,795 for the six months ended September 30, 2011 and 2010, respectively. The increase of $122,480 was due to an increase in stock compensation related expenses of $228,324 offset by a reduction in professional fees of $93,630.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $20,834 and $7,774 for the six months ended September 30, 2011 and 2010, respectively. The increase is due to an increase in foreign currency exchange gains of $9,749 the Company incurred in the six months ended September 30, 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $569,980 and $760,018 in the six months ended September 30, 2011 and 2010, respectively. The increase was primarily due to non-cash transaction of stock options and stock issued for services rendered added back to operating activities in the current year. There were no such amounts added back in 2010.

Net cash used in investing activities was $140,579 and $159,110 in the six months ended September 30, 2011 and 2010, respectively. The difference is the increase in capital equipment purchases for the six months ended September 30, 2011.

Net cash provided by financing activities was $1,001,046 and $485,000 in the six months ended September 30, 2011 and 2010, respectively. The difference of $516,046 in cash flows from financing activities was due to greater proceeds from the issuance of common stock in 2011.

The Company suffered recurring losses from operations and has an accumulated deficit of $4,946,576 at September 30, 2011. The Company has incurred losses of $805,441 and $696,021 for the six months ended September 30, 2011 and 2010, respectively. Currently, we have not generated any revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

AURASOURCE, INC.

Date: November 18, 2011	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: November 18, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.