Form 10-K
period 2012-03-31
AuraSource, Inc.
filed 2012-06-29
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $3,697,456 (based on the closing sales price of the registrant's common stock on that date).

At June 29, 2012, there were 48,162,190 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

General

AuraSource, Inc. (“AuraSource” or “Company”) was incorporated on March 15, 1990 and is focused on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”), to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture (“JV”) with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”), to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide project management expertise and the license from China Chemical Economic Cooperation Center (“CCECC”). The JV was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; 5 million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the "Minerals") which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

AuraSource’s Key Technology

We believe our HCF technology, AuraCoalTM, is a next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected chemicals to make slurry mixture and using a proprietary biological treatment of the coal slurry to reduce heavy minerals, such as sulfur.  We believe such slurry will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants and similar users that our HCF technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our HCF technology, we plan to market it to plants in China and the United States (“U.S.) with the objective of having a beta demonstration site in each country.

Given sufficient capital, development and protection of our HCF technology, among other factors, AuraSource plans to utilize the HCF technology as follows:

·	license HCF technology to international clients in applicable industries, such as coal producers and power plants;

·	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for HCF applications;

·	enter into joint ventures with coal producers to supply HCF treated coal to power plants;

·	process coal using HCF technology and sell such coal to end users at a marked-up price;

·	assist customers to convert their plants to HCF rather than oil, gas or other natural resources in order to save energy costs; and

·	establish centers for processing coal with our HCF technology to supply power plants and other customers.

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

Ultrafine Grinding

Ultrafine grinding utilizes a fluid shock wave to grind slurry materials into ultrafine scale. The shock wave is generated when pressurized slurry (5-30 magapascal (Mpa)) goes through the grinding chamber. The shock wave carries energy and creates shear, collision and cavitation effects which cause particles in the slurry to reduce to an ultrafine size. As a result, when used in coal water slurry grinding, the coal water slurry can be pulverized and its fluidity improved.

Ultrafine Separation

Ultrafine separation separates different size particles with different densities in the slurry. The minimum particle size for conventional jigging and heavy media cycloning is 0.2 mm which makes it difficult to remove inorganic minerals. The settling velocity of particles in the slurry becomes very low under normal gravity when particles are fine. Particles settling may even stop due to interaction between particles and disturbance caused by other ultrafine particles in the slurry. Therefore, conventional separation equipment based on gravity is not effective. Our technology enables particles separation by applying 10-100 gravity which allows impurities and unwanted substances to be removed.

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

There can be no assurance we will be able to carry out our plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of effectively protecting our intellectual property rights in the U.S. and abroad where we intend to market our technology and products.

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

The Second Generation Hydrocarbon clean fuel (Mixture Generation)

In the second generation process, coal is a coal-water slurry processed with new products, consisting of approximately 65% to 70% coal and 35% to 30% water and trace chemical additives prepared in a paste, commonly known as high concentration coal-water slurry, or water coal slurry.

The Third Generation Hydrocarbon clean fuel (The Ultra-Fine Coal-Water Fuel Generation)

We believe our technology will be the third generation of HCF technology. We believe the third generation of HCF will be a lower-cost and more efficient technology that can be used in greater depth and in a wider array of applications, and may be an alternative to oil resource applications. We expect the third generation of HCF technology will contain only trace amounts of sulfur and ash, in fine particle sizes, which allows burning of the mixture to cause minor wear and tear on equipment. Additionally, we believe the use of ultra-fine grinding machines allows preparation of an ultra-fine paste for a new type of fuel. We believe the HCF technology may yield potential environmental advantages relative to heavy oil.

Competition

HCF Technology

We face competition from companies like Arch Coal, Peabody Massey Energy Company, CONSOL Energy, Foster-Wheeler, GreatPoint Energy, Evergreen Energy, Inc., CoalTek, Inc., Babcock & Wilcox Company, and Yanzhou Coal Mining Company as well as numerous universities and government agencies which have greater financial, marketing, distribution and technological resources than we have, and  may have more well-known brand names.  They may also seek to enter and compete with us in our market.

More indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patent and Trademarks

The Company currently relies on unregistered trademarks and patents, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting the HCF proprietary technology, both in the U.S. and abroad.  There are numerous patents or patent applications relating to hydrocarbon clean fuel technology. We have not filed for patent protection or taken the steps required to obtain international patent protection.

No assurance can be given that any patents relating to the HCF technology will be issued by the U.S. or any foreign patent offices.  Further, no assurance can be given that we will receive any patents in the future based on the continued development of the HCF technology, or that the HCF technology patent protection within and/or outside of the U.S. will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our HCF technology.  If patent protection is not available for the HCF technology, we plan to treat it as a trade secret.  There can be no assurance we will be successful in this regard.

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

Employees

The Company currently has 19 full time employees.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

Research and Development

We have spent approximately $415,000 and $350,000 on research and development activities for the fiscal years ending 2012 and 2011, respectively.

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

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2012, we had an accumulated deficit of $5,533,641. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

We have an obligation to comply with the applicable reporting requirements of the Exchange Act, as amended, even though compliance with such reporting requirements is economically burdensome.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2012 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Reliance on and experience of our officers and directors.

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by the officers and directors.  Although our officers and directors believe they have the ability to manage the Company, they can give no assurance their efforts will result in success.  The officers and directors have no experience in performing research and development (“R&D”) activities in foreign countries and no experience in selling services and products related to and licenses for this technology in foreign countries.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

We may have difficulty managing growth in our business.

Assuming we are successful in commencing revenue generating activities, because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our performance of R&D activities related to HCF and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate we may in the future incur debt to finance our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

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

The SEC has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 per share(other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

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

Our articles of incorporation authorize issuance of 150,000,000 shares of common stock and 10,000 shares of preferred stock. The common stock and preferred stock can be issued by our Board of Directors (“BOD”) without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our BOD in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to Doing Business in China

Most, if not all, of our sales may be in China.

China is a developing country and has a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the PRC.  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to our HCF business in China.  Risks inherent in international operations also include the following:

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

The Chinese economy has been transitioning from a planned to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business.  The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by power plants, which in turn could reduce demand for our products and services.

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

Our business venture into the HCF technology business through our investment in Qinzhou and the HCF technology is at an early stage and is subject to a high risk of failure. The HCF fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to either undertake the construction and operation of the contemplated demonstration facility or convert an existing facility to be compatible with our HCF technology, both of which would be very costly. Even if the demonstration facility were constructed or an existing facility converted and operational, there is no assurance that the commercial viability of this HCF process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology.

We are uncertain of our ability to protect technology through patents.

Our ability to compete effectively will depend on the success of Qinzhou in protecting its proprietary technology, both in the U.S. and abroad.  We believe that many patents have already been issued in the area of HCF, both in the U.S. and abroad, although to date we have not conducted a patent search. Qinzhou directly, or through us, plans to file for patent protection in the U.S. and possibly outside the United States after it acquires the HCF technology.  No assurances can be given that any patents will be issued to Qinzhou or to us.

No assurance can be given that any patents relating to the existing HCF technology will be issued by the United States or any foreign patent offices, that it will directly or through us receive any patents in the future based on its continued development of the HCF technology, or that our HCF patent protection within and/or outside of the U.S. will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing Qinzhou’s HCF technologies.

If Qinzhou directly, or through us, obtains patents, there can be no assurance they will be enforceable to prevent others from developing and marketing competitive products or methods.  If Qinzhou directly, or through us, brings an infringement action relating to any future patents, it may require the diversion of substantial funds from its or our operations and may require management to expend efforts that might otherwise be devoted to its or our operations.  Furthermore, there can be no assurance that Qinzhou or we will be successful in enforcing our HCF patent rights.

Further, if any patents are issued, there can be no assurance that patent infringement claims in the U.S. or in other countries will not be asserted against Qinzhou or us by a competitor or others, or if asserted, that we will be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we or Qinzhou might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by Qinzhou or us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect the HCF proprietary technology and information.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to achieve and maintain a competitive advantage with respect to the HCF technology.  Although we have entered into and Qinzhou intends to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we or Qinzhou will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

Our success in the HCF technology business largely depends upon the efforts of our executive officers and those who are developing the HCF technology and the employees hired by Qinzhou or by us to assist such principals in developing such technology.  The loss of the services of any of these individuals could have a material adverse effect on our HCF business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, marketing and financial personnel. We will compete with other companies with greater financial and other resources for such personnel.  Although Qinzhou has not to date experienced difficulty in attracting qualified personnel, there can be no assurance that it will be able to retain the personnel it hires or acquire additional qualified personnel as and when needed.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares historically are "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility when compared with seasoned issuers, and we expect our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this annual report.

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

As of June 29, 2012, our principal stockholders and their affiliated entities own 30.95% of our outstanding common shares, representing 30.95% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires January 31, 2013. We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $1,832 per month. We lease 145 square meters of space in Sunshine 100 International Apartment C1508, Chaoyang district, Beijing, China for $1,374 per month. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month. We lease office space in North Qinhua Street, Guangxi Province, Qinzhou, China for $458 per month. We believe that our facilities are adequate to meet our current and near-term needs.

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

Item 4.  Mine Safety Disclosure

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTCBB under the trading symbol “ARAO.OB”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2011:
First Quarter	$1.50	$0.37
Second Quarter	$1.20	$0.50
Third Quarter	$0.90	$0.25
Fourth Quarter	$0.75	$0.41
Fiscal year ended March 31, 2012:
First Quarter	$0.75	$0.51
Second Quarter	$0.65	$0.10
Third Quarter	$0.50	$0.06
Fourth Quarter	$0.28	$0.05

Holders

On June 28, 2012, the closing sales price of our common stock as reported on the OTCBB was $0.25 per share.  As of June 28, 2012, there were approximately 1,100 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

On June 17, 2011, we completed a private placement to certain accredited investors pursuant to which, we sold 2,000,000 shares of our common stock resulting in gross proceeds of $1,000,000 to us. On August 28, 2011, we issued 300,000 shares of our common stock to two employees. We recorded $195,000 in compensation expense for these shares. On February 15, 2012, we entered into an agreement with GCH to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings Limited (“HKMHL”). The Mineral Deposit Shares shall vest and be delivered as follows: 5 million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. GCH has the right to designate two members on the BOD, one of whom is to be mutually agreed. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above.

The above issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies, performing R&D related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a JV along with Mongolia Energy and KMIG to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from CCECC. The JV was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted CSMEC as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

On February 15, 2012, we entered into an agreement with GCH to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; 5 million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

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

Certain reclassifications were made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2012. These reclassifications had no effect on reported net loss or stockholders’ equity.

Fiscal Year 2012 Compared to Fiscal Year 2011

Results from Operations

 Revenues

Revenues were zero for 2012 and 2011. We expect to begin to generate revenues starting in our fiscal year ending 2013.

Cost of Sales

Cost of sales was zero for the years ended March 31, 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,431,385 and $1,291,783 for 2012 and 2011, respectively.  The increase in selling, general and administrative expenses was due to an increase in activities with Qinzhou.

Interest Income and Other, Net

Interest income and other, net was $38,879 and $15,459 in 2012 and 2011, respectively.  The increase in income is principally due to interest income on larger cash balances and currency gains from the Chinese RMB increasing in value relative to the U.S. dollar.

Liquidity and Capital Resources

Net cash used in operating activities was $867,130 and $1,303,625 in 2012 and 2011, respectively. The decrease was primarily due to an increase in accounts payable and an stock compensation expense.

Net cash used in investing activities was $371,832 and $196,134 in 2012 and 2011, respectively. The increase was due to the purchase of intangibles.

Net cash provided by financing activities was $1,001,046 and $500,000 in 2012 and 2011, respectively.  The difference of $501,046 in cash flows from financing activities was due to greater proceeds from the issuance of common stock in 2011.

On June 17, 2011, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company. On May 31, 2012, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold 500,000 shares of the Company’s common stock resulting in gross proceeds of $200,000 to the Company. The Company has no material relationship with any of the institutional and accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

The Company suffered recurring losses from operations and has an accumulated deficit of $5,533,641 at March 31, 2012.  Currently, we have not generated any revenues and as of March 31, 2012, had a cash balance of approximately $404,000. The Company is seeking various forms of financing.   While we believe we have sufficient cash resources for the next 12 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $371,832 and $196,134 capital expenditures for 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

(A Development Stage Company)

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2012 and 2011
Balance Sheets	24
Statements of Operations	25
Statements of Stockholders' Equity (Deficit)	26
Statements of Cash Flows	27
Notes to Consolidated Financial Statements	28-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AuraSource, Inc and Subsidiary

Chandler, Arizona

We have audited the consolidated balance sheets of AuraSource, Inc. and Subsidiary, a development stage company, (the “Company”), as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The statements of operations, stockholders’ equity (deficit) and cash flows included in the cumulative information from inception (March 15, 1990) to March 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filings. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended. Further, in our opinion, based on our audits and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (March 15, 1990) to March 31, 2012 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $5,533,641 as of March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California

June 29, 2012

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and equivalents	$404,331	$642,247
Due from affiliate	63,193	67,643
Prepaid expenses	3,075	10,001
TOTAL CURRENT ASSETS	470,599	719,891
Fixed assets, net of accumulated depreciation	415,355	73,862
Intangible assets, net	759,651	753,530
TOTAL ASSETS	$1,645,605	$1,547,283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,234	$13,522
TOTAL CURRENT LIABILITIES	170,234	13,522

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 47,662,190 and 29,262,190 shares issued and outstanding at March 31, 2012 and 2011, respectively.	47,662	29,262
Additional paid in capital	6,961,350	5,645,634
Accumulated deficit	(5,533,641)	(4,141,135)
Total stockholders' equity	1,475,371	1,533,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,645,605	$1,547,283

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2012 and 2011

AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2012

	2012	2011	Cumulative from Inception through March 31, 2012
REVENUES
Product	$—	$—	$—
Software support	—	—	—
Total revenues	—	—	—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	1,431,385	1,291,783	5,591,229
Total operating expenses	1,431,385	1,291,783	5,591,229
LOSS FROM OPERATIONS	(1,431,385)	(1,291,783)	(5,591,229)
Interest income/(expense) and other, net	38,879	15,459	57,588
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,392,506)	$(1,276,324)	$(5,533,641)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.04)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	33,254,813	28,947,669

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2012

	Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount

Balance at March 31, 2010	28,262,190	$28,262	$4,451,915	$(2,864,811)	$1,615,366
Issuance of options			88,719		88,718
Issuance of shares, July 2010	400,000	400	499,600		500,000
Issuance of shares, August 2010	600,000	600	605,400		606,000
Net loss				(1,276,324)	(1,276,324)
Balance at March 31, 2011	29,262,190	29,262	5,645,634	(4,141,135)	1,533,761
Issuance of options April 1, 2011			17,350		17,350
Issuance of shares, May 13, 2011	2,000,000	2,000	999,046		1,001,046
Issuance of shares for services, June 6, 2011	100,000	100	51,900		52,000
Issuance of shares for services, August 28, 2011	300,000	300	194,700		195,000
Issuance of shares for deposit	16,000,000	16,000	(16,000)		—
Stock Compensation			68,720		68,720
Net loss				(1,392,506)	(1,392,506)
Balance at March 31, 2012	47,662,190	$47,662	$6,961,350	$(5,533,641)	$1,475,371

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2012 and 2011

AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2012

	2012	2011	Cumulative from Inception to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,392,506)	$(1,276,324)	$(5,533,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,219	5,817	36,368
Stock issued for services	247,000	—	1,573,504
Options issued for services rendered	86,070	88,718	245,082
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	4,449	(67,643)	(63,194)
Prepaid expenses and other assets	6,926	(5,708)	(3,075)
Accounts payable and accrued expenses	156,712	(48,486)	170,685
Accrued interest payable – related parties	—	—	15,456
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(867,130)	(1,303,625)	(3,507,315)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from stockholders, net	—	—	22,725
Sale of assets to MongSource, net of cash on hand	—	—	(90,119)
Cash paid for acquisition of intangible	(6,121)	(147,530)	(153,651)
Capital equipment purchases	(365,711)	(48,604)	(451,721)
Net cash used in investing activities	(371,832)	(196,134)	(672,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,001,046	500,000	4,645,239
Offering costs	—	—	(350,518)
Net proceeds from issuance of note payable	—	—	459,690
Repayment of debt	—	—	(170,000)
Net cash provided by financing activities	1,001,046	500,000	4,584,411
NET INCREASE / (DECREASE) IN CASH	(237,916)	(999,759)	404,331
CASH, Beginning of period	642,247	1,642,006	—
CASH, End of period	$404,331	$642,247	$404,331

	2012	2011	Cumulative from Inception to March 31, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—
Stockholder advances forgiven and converted to additional paid-in capital	$—	$—	$22,725

NON-CASH INVESTING AND FINANCING ACTIVITY:

The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$606,000	$—	$606,000
The Company issued 16,000,000 shares of common stock for deposit. The shares issued in connection with the intangibles were valued at $4,480,000.	$4,480,000	$—	$4,480,000

The accompanying notes are an integral part of these consolidated financial statements

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource focuses on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of HCF technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of effectively protecting our intellectual property rights in the United States (“U.S.”) and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $5,533,641 at March 31, 2012.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in conformity with US GAAP.

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

Net Income (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2012 and 2011 because their effect is anti-dilutive.

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

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company had no assets or liabilities recorded at fair value at March 31, 2012 or March 31, 2011.

Reclassifications — Certain reclassifications were made to the 2011 financial statements to conform to the 2012 financial presentation.

Recently Issued Accounting Pronouncements   —

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

There were no other significant changes in the Company’s critical accounting policies and estimates during the year ended December 31, 2012.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2012). As of March 31, 2012 and 2011, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to significant credit risk on cash of $302,405.

NOTE 3 – DUE FROM AFFILIATE

As of March 31, 2012, an affiliated party, Timeway International Ltd, holds in trust $63,193. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – DEPOSIT

On February 15, 2012, we entered into an agreement with GCH to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and 2 million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to HKMHL. The Mineral Deposit Shares shall vest and be delivered as follows: 5 million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. GCH has the right to designate two members on the BOD, one of whom is to be mutually agreed. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above. We valued the shares issued at $4,480,000.

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

NOTE 6 – STOCK ISSUANCE

On May 28, 2009, we granted 1,000,000 restricted shares to Mr. Liu, our CEO, for services from July 8, 2008 to May 31, 2009.   During such time, Mr. Liu received no other compensation. Additionally, Mr. Liu, Mr. Kohler, our Secretary, and Mr. Stoppenhagen, our CFO, were granted 100,000 shares of restricted stock which vests the earlier of two years or termination from the BOD.  The Company recorded stock compensation arising from the grants of $13,407 and $650,000.

On October 22, 2009, the Company completed a private placement with certain institutional and accredited investors (“Investors”) pursuant to which the Company sold 5,279,693 shares of the Company’s common stock for $2,639,847. The Company intendeds to use proceeds of the offering for working capital and to develop a pilot plant in the Gulf of Tonkin Economic and Development Area which utilizes a low temperature catalytic process to reform oil shale, asphalt shale and low-ranking coal to hydrocarbon clean fuel products in a highly-efficient manner. The Company has no material relationship with any of the Investors other than in respect of the Subscription Agreements.

In connection with the closing of the private placement, the Company paid $263,985 to Source Capital Group, Inc. as agent for the private placement and issued Source Capital Group, Inc. 527,969 three year warrants.

On November 2, 2009, the BOD granted Mr. Liu, Mr. Kohler and Mr. Stoppenhagen 100,000 shares of restricted stock which vested on the board.  The Company recorded compensation arising from the grants of $150,000.

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

During the year ended March 31, 2012, the Company completed a private placement to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company. The Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares. The Company issued 16,000,000 shares of the Company’s common stock for a deposit. The shares issued in connection with the this deposit were valued at $4,480,000.

NOTE 7 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years.  In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years.  In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the company earning $5 million in revenues. The options will expire in 5 years. The total grant date fair value of the outstanding options was $782,493.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the years ended March 31, 2012 and 2011, the Company recorded $36,070 and $88,538 in compensation expense related to the vesting of options, respectively.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”).  The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the fair value of stock options granted using the BSOPM:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ending March 31, 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2011	120,000	$2.25
Granted	2,910,000	0.29
Balance at March 31, 2012	3,030,000	$0.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price

$3.50	60,000	7.00	$3.50	60,000	$3.50
$1.00	60,000	8.00	$1.00	60,000	$1.00
$0.75	60,000	9.00	$0.75	60,000	$0.75
$0.28	2,850,000	4.88	$0.28	-	-
Balance at March 31, 2012	3,030,000	5.07	$0.37	180,000	$1.75

NOTE 8 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2012 and 2011 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2012	2011
Weighted average common stock equivalents:
Non-Plan Stock Options	3,030,000	120,000

NOTE 9 - INCOME TAX

The deferred tax asset as of March 31, 2012 and 2011 consisted of the following:

	2012	2011
Net operating loss carryforwards	$1,482,694	$1,009,241
Less valuation allowance	(1,482,694)	(1,009,241)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2012, the Company has net operating loss carryforward of approximately $4,360,000 which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2012 and 2011 is as follows:

	2011	2010
Income tax benefit at federal statutory rate	-34.00%	-34.00%
State income tax benefit, net of effect on federal taxes	-6.90%	-6.90%
Increase in valuation allowance	40.90%	40.90%
Income tax expenses	—	—

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease approximately 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires January 31, 2013. As of March 31, 2012, $22,950 is due under this lease for the year ended March 31, 2013.

.

Litigation — The Company is currently not a party to any legal proceedings.

Employment Agreement - Effective August 1, 2009, we entered into the Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.

NOTE 11 – SUBSEQUENT EVENT

On May 31, 2012, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold 500,000 shares of the Company’s common stock resulting in gross proceeds of $200,000 to the Company.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with USGAAP.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our ICFR also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's ICFR as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2012, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s ICFR that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2012, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	48	Chief Executive Officer, President and Chairman of the Board

Lawrence Kohler	66	Secretary and a Director

Eric Stoppenhagen	38	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the BOD. There are no family relationships between our executive officers and directors.

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

Eric Stoppenhagen was appointed Chief Financial Officer (“CFO”) and Treasurer in July 2008. He has served as a director of the Company since July 2008. Mr. Stoppenhagen through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including as Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; President of Catalyst Lighting Group, Inc. in 2010; and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the BOD will consist of no less than three members. Officers are elected by and serve at the discretion of the BOD.

Board Experience

Our BOD has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our BOD has extensive and broad legal, auditing and accounting experience. Our BOD has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the BOD on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our BOD. On an individual basis:

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2012, all of our executive officers and directors have complied with all Section 16(a) filing requirements. During the year ended March 31, 2012, one of our greater-than-ten percent stockholders has not timely complied with all Section 16(a) filing requirements. This stockholder has not had any transactions during the year ended March 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee and Audit Committee Financial Expert

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors, we have formed an Audit Committee that is currently comprised of two members: Lawrence Kohler and Philip Liu, with Mr. Kohler serving as Chairman of the committee. Our board of directors has determined that Mr. Kohler serves as the “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full BOD and performs such further functions as may be required or delegated to the Committee by the BOD.  The BOD has adopted a written charter for the Audit Committee. A copy of the Company’s Audit Committee Charter may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2012 and 2011 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

e and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Philip Liu Chief Executive Officer	2012 2011	$160,000 $240,000	$26,666 $40,000	$ - $ -	$224,493 (2) $18,462 (2)	$9,000(1) $13,500(1)	$420,159 $311,962

Eric Stoppenhagen Chief Financial Officer	2012 2011	- -	- -	$ - $ -	$224,493 (2) $18,462 (2)	$30,516(3) $104,909 (3)	$255,009 $123,371

__________________________

(1)	Mr. Liu received $1,000 in 2012 and $1,500 in 2011 as a director for attending BOD meetings and $11,000 in 2012 and $12,000 in 2011 for car and office allowances.
(2)	On April 1, 2010, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $1.00 for serving on the BOD. On April 1, 2011, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.75 for serving on the BOD. On February 15, 2012, Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the company earning $5 million in revenues. The options will expire in 5 years.
(3)	This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services at a rate of $175 per hour. Additionally, Mr. Stoppenhagen received $1,000 in 2012 and $1,500 in 2011 for attending BOD meetings.

Narrative Disclosure to Summary Compensation Table

Effective August 1, 2009, we entered into the Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  If the contract is terminated without cause, Mr. Liu shall be paid through March 31, 2014. For the years ended March 31, 2012 and 2011, Mr. Liu received $195,666 and $293,500, respectively. For 2012, the $194,666 consisted of $160,000 for salary, $26,666 for bonuses, $8,000 for car and office allowances. Mr. Liu agreed to accrue his salary from December 2011 through May 2012. For 2011, the $292,000 consisted of $240,000 for salary, $40,000 for bonuses, $12,000 for car and office allowances. Mr. Liu received $1,000 in 2012 and $1,500 in 2011 as a director for attending BOD meetings. We recorded a stock compensation expense of zero in 2012 and 2011.

We pay Mr. Stoppenhagen $175 per hour to provide financial consulting services.  For the years ended March 31, 2012 and 2011, Mr. Stoppenhagen received $30,516 and $104,909, respectively. Mr. Stoppenhagen agreed to accrue his fees from December 2011 through May 2012. Additionally, we recorded a stock compensation expense of zero in 2012 and 2011.

 In our fiscal year ending March 31, 2012, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2012

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2012.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)(1)	Unexercisable(#)(2)

Philip Liu	1/1/2009	20,000	0	$3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	$3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	$1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	$1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	$0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	$0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	$0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	$0.28	2/15/2017

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2012.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	$3.50
Eric Stoppenhagen	20,000	100%	$3.50
Larry Kohler	20,000	100%	$3.50
Philip Liu	20,000	100%	$1.00
Eric Stoppenhagen	20,000	100%	$1.00
Larry Kohler	20,000	100%	$1.00
Philip Liu	20,000	100%	$0.75
Eric Stoppenhagen	20,000	100%	$0.75
Larry Kohler	20,000	100%	$0.75
Philip Liu	950,000	0%	$0.28
Eric Stoppenhagen	950,000	0%	$0.28
Larry Kohler	950,000	0%	$0.28

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2012 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2012	Value of Unexercised In-the-Money Options and Warrants at 3/31/2012
Philip Liu	0	N/A	1,010,000	0
Eric Stoppenhagen	0	N/A	1,010,000	0
Larry Kohler	0	N/A	1,010,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2012:

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Larry Kohler	$1,000	$228,000	$24,000(1)	$25,000

(1)	The Company entered into a standard consulting arrangement with Mr. Kohler to provide consulting services for $3,000 per month.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 29, 2012 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 48,162,190 shares of our common stock outstanding on June 29, 2012.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)

Hong Kong Minerals, Ltd	16,000,000	30.95%
Mongolia Natural Resource Investment Group	9,625,000	18.62%
Wang Yajun	2,000,000	3.87%
MongSource USA LLC	1,926,850	3.73%
		0.00%
Philip Liu (2)	3,961,275	7.66%
Lawrence Kohler(2)	1,210,000	2.34%
Eric Stoppenhagen(2)	1,318,333	2.55%
All officers and directors
as a group (three persons)	6,489,608	12.55%
	36,041,458	69.72%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (48,662,190) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3,030,000	$0.37	0
Total	3,030,000	$0.37	0

180,000 of these optioned were issued under the board compensation plan. Under the plan each member of the BOD receives 20,000 stock options per year which vest 25% at the end of each fiscal quarter. 2,850,000 options have an exercise price of $0.28 and will vest upon the company earning $5 million in revenues.

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the employment arrangements described above in “Executive Compensation”, since April 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

-	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for our last two completed fiscal years; and

-	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

The Company engaged Goldman Kurland Mohidin, LLP (“GKM”) as its independent registered public accounting firm as of July 14, 2008. Prior to the engagement, neither the Company nor anyone on its behalf has consulted with GKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by GKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2012 and 2011, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $28,500 and $28,500 for 2012 and 2011, respectively.

Audit-Related Fees

There were no fees billed by GKM for audit-related services for the years ended March 31, 2012 and 2011.

Tax Fees

The aggregate fees billed by GKM for tax-related services for the years ended March 31, 2012 and 2011 were $1,100 and $1,100, respectively.

All Other Fees

There were no fees billed by GKM for other services not described above for the years ended March 31, 2012 and 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The BOD’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the BOD regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis. No services were approved by the BOD in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

The BOD has determined that the rendering of the services other than audit services by GKM is compatible with maintaining the principal accountant’s independence.

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

AuraSource, Inc.

Date: June 29, 2012	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2012	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of AuraSource, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the SEC Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	June 29, 2012
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2012
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	June 29, 2012
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	June 29, 2012
/s/ LARRY KOHLER ------------------------------------ Larry Kohler	Director	June 29, 2012

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
21.1	List of subsidiaries
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.