Form 10-Q
period 2012-06-30
AuraSource, Inc.
filed 2012-08-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $.001 par value	48,222,190

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$328,459	$404,331
Due from affiliate	81,889	63,193
Prepaid expenses	10,000	3,075
Total current assets	420,348	470,599

Fixed assets, net of accumulated depreciation	407,986	415,355

Intangible assets, net	759,651	759,651

Total assets	$1,587,985	$1,645,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,332	$18,634
Accounts payable- related parties	220,544	151,600

Total current liabilities	237,876	170,234

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 48,222,190 and 47,662,190 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively.	48,222	47,662
Additional paid in capital	7,177,585	6,961,350
Accumulated deficit	(5,875,698)	(5,533,641)
Total shareholders' equity	1,350,109	1,475,371

Total liabilities and shareholders' equity	$1,587,985	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

Three Months Ended June 30, 2012 and 2011 and the Period March 15, 1990 (Inception) through June 30, 2012

(Unaudited)

	Three months ended June 30,		From March 15, 1990 (Inception) to June 30,
	2012	2011	2012

Revenue	$—	$—	$—

Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
General & administrative expenses	338,284	332,919	5,929,513
Total operating expenses	338,284	332,919	5,929,513

Loss from operations	(338,284)	(332,919)	(5,929,513)

Interest income / (expense) and other, net	(3,773)	8,608	53,815

Net loss applicable to common stockholders	$(342,057)	$(324,311)	$(5,875,698)

Basic & Diluted Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	47,839,553	30,343,509

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2012 and 2011 and the Period March 15, 1990 (Inception) through June 30, 2012

(Unaudited)

	Three Months Ended June 30,		March 15, 1990 (Inception) to June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(342,057)	$(324,311)	$(5,875,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,369	1,939	43,737
Stock issued for services	13,200	52,000	1,586,704
Options issued for services	3,595	17,350	249,128
Fair value of salaries donated as capital	—	—	189,681
Changes in operating assets and liabilities:
Due from affiliate	(18,696)	(70,897)	(81,889)
Prepaid expenses	(6,925)	(5,374)	(10,000)
Accounts payable	(1,302)	(5,793)	17,332
Accounts payable – related parties	68,944	8,400	220,544
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(275,872)	(326,486)	(3,760,461)

Cash flows from investing activities :
Capital equipment purchases	—	(58,878)	(451,721)
Cash paid for acquisition of intangible	—	—	(153,651)
Sale of assets to MongSource net of cash on hand	—	—	(90,119)
Net cash used in investing activities	—	(58,878)	(695,491)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	200,000	1,001,046	4,494,721
Net proceeds from issuance of note payable	—	—	289,690
Net cash provided by financing activities	200,000	1,001,046	4,784,411

Net change in cash and equivalents	(75,872)	615,682	328,459

Cash and equivalents - beginning balance	404,331	642,247	—

Cash and equivalents - ending balance	$328,459	$1,257,929	$328,459

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED) and March 31, 2012

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture (“JV”) with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”), to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide project management and the license from China Chemical Economic Cooperation Center (“CCECC”). The JV was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; 5 million immediately, 11 million upon the successful completion of the first customer order over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the "Minerals") which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern. We have suffered recurring losses from operations since inception and have an accumulated deficit of $5,875,698 at June 30, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's asset recovery is dependent upon future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2012 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance for a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2012 and 2011 because their effect is anti-dilutive.

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

The Company had no assets or liabilities recorded at fair value on the basis above at June 30, 2012 or March 31, 2012.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

There were no other significant changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2012 compared to what was disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2012). As of June 30, 2012 and March 31, 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash of $167,000.

NOTE 3 – DUE FROM AFFILIATE

As of June 30, 2012 and March 31, 2012, an affiliated party, Timeway International Ltd, holds in trust $81,889 and $63,193, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – ACCOUNTS PAYABLE RELATED PARTIES

               As of June 30, 2012 and March 31, 2012, $220,544 and $151,600, respectively, is owed to the officers and directors of the Company. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 5 – UNVESTED STOCK

On February 15, 2012, we entered into an agreement with GCH to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and 2 million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings Ltd (“HKMHL”). The Mineral Deposit Shares shall vest and be delivered as follows: 5 million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above. We valued the shares issued at $4,480,000.

NOTE 6 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co. (“Pengchuang”), Ltd., an independent Chinese company, to purchase 50% of the intellectual property related to ultrafine particle processing. Pengchuang developed an efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid $147,530 cash for the remainder of the amount due.

NOTE 7 – STOCK ISSUANCE

During the year ended March 31, 2012, the Company completed a private placement to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company. The Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares. The Company issued 16,000,000 shares of the Company’s common stock for a deposit. The shares issued in connection with the deposit were valued at $4,480,000 (See Note 4).

During the three months ended June 30, 2012, the Company made a private placement pursuant to which the Company sold 500,000 shares of the Company’s common stock resulting in gross proceeds of $200,000 to the Company.

NOTE 8 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. The total grant date fair value of the outstanding options was $796,873.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended June 30, 2012 and 2011, the Company recorded $3,595 and $9,018 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the BSOPM, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the fair value of stock options granted using the BSOPM:

These assumptions were used to determine the fair value of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ending June 30, 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2012	3,030,000	$.37
Granted	60,000	.27
Balance at June 30, 2012	3,090,000	.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price

$3.50	60,000	6.75	$3.50	60,000	$3.50
$1.00	60,000	7.75	$1.00	60,000	$1.00
$0.75	60,000	8.75	$0.75	60,000	$0.75
$0.28	2,910,000	4.63	$0.28	15,000	$0.27
Balance at March 31, 2012	3,090,000	5.07	$0.37	180,000	$1.75

NOTE 9 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2012 and 2011 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

	2012	2011
Weighted average common stock equivalents:
Non-Plan Stock Options	3,090,000	180,000

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2012 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2012 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies, performing research and devolopment related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a JV along with Mongolia Energy and KMIG to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from CCECC. The joint venture (“JV”) was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted CSMEC as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. On June 29, 2011, KMIG informed AuraSource it was dissolving the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

On February 15, 2012, we entered into an agreement with GCH to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; 5 million immediately, 11 million upon the successful completion of the first customer order over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

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

Results of Operations

For the Three Months Ended June 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses were $338,284 and $332,919 for the three months ended June 30, 2012 and 2011, respectively. The increase of $5,365 was due primarily to an increase in activities in China.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was ($3,773) and $8,608 for the three months ended June 30, 2012 and 2011, respectively. The decrease is due to an decrease in bank balance and therefore a decrease in foreign currency exchange gain.

Liquidity and Capital Resources

Net cash used in operating activities was $275,872 and $326,486 in the three months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to the officers accruing their salaries and less cash provided to our affiliate.

Net cash used in investing activities was zero and $58,878 in the three months ended June 30, 2012 and 2011, respectively. The difference is the increase in capital equipment purchases for the three months ending June 30, 2011.

Net cash provided by financing activities was $200,000 and $1,001,046 in the three months ended June 30, 2012 and 2011, respectively. The difference of $801,046 in cash flows from financing activities was due to greater proceeds from the issuance of common stock in 2011.

The Company suffered recurring losses from operations and has an accumulated deficit of $5,875,698 at June 30, 2012. The Company has incurred losses of $342,057 and $324,311 for the three months ended June 30, 2012 and 2011, respectively. Currently, we have not generated any revenues.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2012 Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2	- UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2012, the Company made a private placement with certain accredited investors pursuant to which the Company sold 500,000 shares of the Company’s common stock resulting in gross proceeds of $200,000 to the Company. The issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

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

AURASOURCE, INC.

Date: August 13, 2012	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 13, 2012	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.