Form 10-Q
period 2012-09-30
AuraSource, Inc.
filed 2012-11-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☐Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $.001 par value	48,334,690

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$231,482	$404,331
Due from affiliate	82,287	63,193
Prepaid expenses	410,000	3,075
Total current assets	723,769	470,599

Fixed assets, net of accumulated depreciation	403,324	415,355

Intangible assets, net	790,244	759,651

Total assets	$1,917,337	$1,645,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,119	$18,634
Accounts payable- related parties	313,645	151,600
Customer deposits	500,000	—

Total current liabilities	847,764	170,234

Commitments and contingencies

Shareholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 48,334,690 and 47,662,190 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively.	48,335	47,662
Additional paid in capital	7,226,067	6,961,350
Accumulated deficit	(6,204,829)	(5,533,641)
Total shareholders' equity	1,069,573	1,475,371

Total liabilities and shareholders' equity	$1,917,337	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

Three and Six months Ended September 30, 2012 and 2011 and the Period March 15, 1990 (Inception) through September 30, 2012

(Unaudited)

	Three months ended September 30,		Six months ended September 30,		From March 15, 1990 (Inception) to September 30,
	2012	2011	2012	2011	2012

Revenue, net	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General & administrative expenses	327,037	493,356	665,321	826,275	6,256,550
Total operating expenses	327,037	493,356	665,321	826,275	6,256,550

Loss from operations	(327,037)	(493,356)	(665,321)	(826,275)	(6,256,550)

Interest income / (expense) and other, net	(2,095)	12,226	(5,868)	20,834	51,721

Net loss applicable to common stockholders	$(329,132)	$(481,130)	$(671,189)	$(805,441)	$(6,204,829)

Basic & Diluted Loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding	48,222,190	31,476,320	48,031,917	30,913,010

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Six months Ended September 30, 2012 and 2011 and the Period March 15, 1990 (Inception) through September 30, 2012

(Unaudited)

			March 15, 1990 (Inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(671,189)	$(805,441)	$(6,204,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,985	9,480	51,353
Stock issued for services	13,200	247,000	1,586,704
Options issued for services	7,190	25,683	252,272
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	(19,094)	(43,479)	(82,287)
Prepaid expenses	(406,925)	(2,299)	(410,000)
Accounts payable	(36,989)	(924)	133,695
Accounts payable – related parties	214,520	—	229,976
Deposits	500,000	—	400,000
Net cash used in operating activities	(384,302)	(569,980)	(3,891,616)

Cash flows from investing activities :
Capital equipment purchases	(2,954)	(134,457)	(454,675)
Cash paid for acquisition of intangible	(30,597)	(6,122)	(184,249)
Sale of assets to MongSource net of cash on hand	—	—	(90,119)
Net cash used in investing activities	(33,547)	(140,579)	(729,043)

Cash flows from financing activities
Proceeds from issuance of common stock, net	245,000	1,001,046	4,539,721
Net proceeds from issuance of note payable	—	—	312,420
Net cash provided by financing activities	245,000	1,001,046	4,852,141

Net change in cash and equivalents	(172,849)	290,487	231,482

Cash and equivalents - beginning balance	404,331	642,247	—

Cash and equivalents - ending balance	$231,482	$932,734	$231,482

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED) and March 31, 2012

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a joint venture (“JV”) with Mongolia Energy and Kaiyuyuan Mineral Investment Group (“KMIG”), to build an AuraFuel plant. KMIG was to provide the funding for this plant. AuraSource was to provide project management and the license from China Chemical Economic Cooperation Center (“CCECC”). The JV was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted China Shandong Metallurgical Engineering Corp. (“CSMEC”) as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. In 2011, KMIG dissolved the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready 1 million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and 2 million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; 5 million immediately, 11 million upon the successful completion of the first customer order over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the "Minerals") which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals for royalty payments of 5% of gross revenues.

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern. We have suffered recurring losses from operations since inception and have an accumulated deficit of $6,204,829 at September 30, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's asset recovery is dependent upon future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2012 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2012 and 2011 because their effect is anti-dilutive.

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

The Company had no assets or liabilities recorded at fair value on the basis above at September 30, 2012 or March 31, 2012.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

There were no other significant changes in the Company’s critical accounting policies and estimates during the six months ended September 30, 2012 compared to what was disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2012). As of September 30, 2012 and March 31, 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash of $78,467.

NOTE 3 – DUE FROM AFFILIATE

As of September 30, 2012 and March 31, 2012, an affiliated party, Timeway International Ltd, holds in trust $82,287 and $63,193, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – ACCOUNTS PAYABLE RELATED PARTIES

As of September 30, 2012 and March 31, 2012, $313,645 and $151,600, respectively, is owed to the officers and directors of the Company. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

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

NOTE 6 – INTANGIBLE

We entered into an agreement with Beijing Pengchuang Technology Development Co. (“Pengchuang”), Ltd., an independent Chinese company, to purchase 50% of its intellectual property related to ultrafine particle processing. Pengchuang developed an efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through the joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its Hydrocarbon Clean Fuel technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid $147,530 cash for the remainder of the amount due.

NOTE 7 – STOCK ISSUANCE

During the year ended March 31, 2012, the Company completed a private placement to accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000. The Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares. The Company issued 16,000,000 shares of the Company’s common stock for a deposit. The shares issued in connection with the deposit were valued at $4,480,000 (See Note 4).

During the six months ended September 30, 2012, the Company had a private placement pursuant to which the Company sold 612,500 shares of the Company’s common stock resulting in gross proceeds of $245,000.

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

We record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended September 30, 2012 and 2011, the Company recorded $3,595 and $9,018 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the fair value of stock options granted using the BSOPM:

These assumptions were used to determine the fair value of stock options granted: dividend yield 0.0%, volatility 25% to 155%, average expected option life 10 years, risk free interest rate 1.76% to 2.59%.

The following table summarizes activity in the Company's stock option grants for the six months ending September 30, 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2012	3,030,000	$.37
Granted	60,000	.27
Balance at September 30, 2012	3,090,000	$.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price

$3.50	60,000	6.50	$3.50	60,000	$3.50
$1.00	60,000	7.50	$1.00	60,000	$1.00
$0.75	60,000	8.50	$0.75	60,000	$0.75
$0.27 - 0.28	2,910,000	4.50	$0.28	15,000	$0.27
Balance at September 30, 2012	3,090,000	4.82	$0.37	180,000	$1.75

NOTE 9 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three and six months ended September 30, 2012 and 2011 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

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

In early 2010, we formed Qinzhou Kai Yu Yuan New Energy Co., Ltd., a JV along with Mongolia Energy and KMIG to build an AuraFuel plant. KMIG was to provide the full funding for this plant. AuraSource was to provide the project management expertise and the license from CCECC. The joint venture (“JV”) was to pay 10% of net profit as a technology license fee. In 2010, KMIG paid $3 million for the license fee deposit to CCECC and $2 million for start-up expenditures. AuraSource invested its management resources and expenses. The JV contracted CSMEC as EPC general contractor which would provide a turnkey solution under an operation service contract. In January 2011, since KMIG failed to fund the JV, the JV was unable to make payments on the property and pay CSMEC. As such, the construction was put on hold. In 2011, KMIG dissolved the JV. We are currently seeking alternative arrangements regarding this project and exploring all of our options. With limited capital resources, we will focus on our AuraCoal technology.

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

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses were $327,037 and $493,356 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $166,319 was due primarily to a decrease in stock compensation expense of $199,738 offset by an increase in professional expenses.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $(2,095) and $12,226 for the three months ended September 30, 2012 and 2011, respectively. The decrease is due to a decrease in foreign currency exchange gain of $13,179.

For the Six Months Ended September 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses were $665,321 and $826,275 for the six months ended September 30, 2012 and 2011, respectively. The decrease of $160,954 was due to a decrease in stock compensation related expenses of $265,494 offset by an increase in professional fees of $109,040.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $(5,868) and $20,834 for the six months ended September 30, 2012 and 2011, respectively. The increase is due to a decrease in foreign currency exchange gains of $20,594 the Company incurred in the six months ended September 30, 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $384,302 and $569,980 in the six months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to an increase in accounts payable to our officers and non-cash transaction of stock options and stock issued for services rendered added back to operating activities in the current year.

Net cash used in investing activities was $33,547 and $140,579 in the six months ended September 30, 2012 and 2011, respectively. The difference is the decrease in capital equipment purchases for the six months ending September 30, 2012.

Net cash provided by financing activities was $245,000 and $1,001,046 in the six months ended September 30, 2012 and 2011, respectively. The difference of $756,046 in cash flows from financing activities was due to greater proceeds from the issuance of common stock in 2011.

The Company suffered recurring losses from operations and has an accumulated deficit of $6,204,829 at September 30, 2012. The Company has incurred losses of $671,189 and $805,441 for the six months ended September 30, 2012 and 2011, respectively. Currently, we have not generated any revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

AURASOURCE, INC.

Date: November 13, 2012	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: November 13, 2012	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.