Form 10-Q
period 2012-12-31
AuraSource, Inc.
filed 2013-02-20
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2013
Common Stock, $.001 par value	48,334,690

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

 AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$445,049	$404,331
Due from affiliate	85,463	63,193
Prepaid expenses	460,000	3,075
Total current assets	990,512	470,599

Fixed assets, net of accumulated depreciation	395,708	415,355

Intangible assets, net	790,244	759,651

Total assets	$2,176,464	$1,645,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,117	$18,634
Accounts payable- related parties	339,543	151,600
Customer deposits	570,000	—
Note payable	500,000	—

Total current liabilities	1,412,660	170,234

Commitments and contingencies

Stockholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 48,334,690 and 47,662,190 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	48,335	47,662
Additional paid in capital	7,226,067	6,961,350
Accumulated deficit	(6,510,598)	(5,533,641)
Total stockholders' equity	763,804	1,475,371

Total liabilities and stockholders' equity	$2,176,464	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2012 and 2011 and the Period March 15, 1990 (Inception) through December 31, 2012

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		From March 15, 1990 (Inception) to December 31,
	2012	2011	2012	2011	2012

Revenue, net	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General & administrative	305,768	293,764	971,090	1,120,039	6,562,318
Total operating expenses	305,768	293,764	971,090	1,120,039	6,562,318

Loss from operations	(305,768)	(293,764)	(971,090)	(1,120,039)	(6,562,318)

Interest income / (expense) and other, net	—	12,365	(5,868)	33,199	51,720

Net loss applicable to common stockholders	$(305,768)	$(281,399)	$(976,958)	$(1,086,840)	$(6,510,598)

Basic & Diluted Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	48,334,690	31,662,190	48,133,208	31,163,645

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2012 and 2011 and the Period March 15, 1990 (Inception) through December 31, 2012

(Unaudited)

			March 15, 1990 (Inception) to December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(976,958)	$(1,086,840)	$(6,510,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,601	16,850	58,969
Stock issued for services	13,200	247,000	1,586,704
Options issued for services	7,190	52,050	252,272
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	(22,270)	(42,309)	(85,464)
Prepaid expenses	(456,925)	(2,474)	(460,000)
Accounts payable	(15,517)	37,180	155,168
Accounts payable – related parties	187,944	—	187,944
Deposits	570,000	—	570,000
Net cash used in operating activities	(670,735)	(778,543)	(4,093,505)

Cash flows from investing activities:
Capital equipment purchases	(2,954)	(172,373)	(454,675)
Cash paid for acquisition of intangible	(30,593)	(6,121)	(184,244)
Sale of assets to MongSource net of cash on hand	—	—	(90,119)
Net cash used in investing activities	(33,547)	(178,494)	(729,038)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	245,000	1,001,046	4,539,721
Net proceeds from issuance of note payable	500,000	—	727,871
Net cash provided by financing activities	745,000	1,001,046	5,267,592

Net change in cash and equivalents	40,718	44,009	445,049

Cash and equivalents - beginning balance	404,331	642,247	—

Cash and equivalents - ending balance	$445,049	$686,256	$445,049

Supplemental disclosures of cash flows information:
Cash received/(paid) during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 AURASOURCE, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 (UNAUDITED) and March 31, 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) was incorporated on March 15, 1990 and is focused on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial application. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”), to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready one million tons of 64% Fe (iron symbol) higher content iron ore and 13 million of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the "Minerals") which will be delivered loose in bulk modified Free on Board (“FOB”). We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

Going Concern — The accompanying consolidated financial statements were prepared assuming we will continue as a going concern. We have suffered recurring losses from operations since inception and have an accumulated deficit of $6,510,598 at December 31, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's asset recovery is dependent upon future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2012 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

Foreign Currency Transactions — The Company recognizes foreign currency gains and losses in interest income / (expense) and other, in the accompanying statements of operations. Foreign currency gains and losses arise as the Company conducts business with other entities whose functional currency is not in US dollars. Generally, these gains and losses are recorded at an exchange rate difference between the foreign currency and the functional currency that arises between the transaction date and the payment date.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and nine months ended December 31, 2012 and 2011 because their effect is anti-dilutive.

Financial Instruments and Fair Value of Financial Instruments — Our financial instruments consist of cash and accounts payable. The carrying values of cash and accounts payable are representative of their fair values (“FVs”) due to their short-term maturities. We measure the FV of financial assets and liabilities on a recurring basis. FV is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FV measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. We also establish a FV hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure FV:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the FV of the assets or liabilities.

The Company had no assets or liabilities recorded at FV on the basis above at December 31, 2012 or March 31, 2012.

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

There were no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended December 31, 2012 compared to what was disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in US financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2012). As of December 31, 2012 and March 31, 2012 (audited), our deposits exceeded insured amounts by $129,274 and zero, respectively. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash of $116,557. In addition, we have funds being held in China by affiliates in the amount of $85,463 (Note 3).

NOTE 3 – DUE FROM AFFILIATE

As of December 31, 2012 and March 31, 2012, an affiliated party, Timeway International Ltd, holds in trust $85,463 and $63,193, respectively. This money is used to pay day to day expenses on behalf of the Company. Timeway International Ltd is controlled by our CEO.

NOTE 4 – PREPAID EXPENSES

As of December 31, 2012, we have prepaid a total of $460,000 towards the purchase of various minerals to a related party.

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

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2012 and March 31, 2012 (audited), $339,543 and $151,600, respectively, is owed to the officers and directors of the Company. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 7 – CUSTOMER DEPOSITS

As of December 31, 2012, we have received a total of $570,000 from customers to be applied towards the purchase of various minerals.

NOTE 8 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from an unrelated party. The Company has not finalized the terms and conditions of this payment and has recorded it as a current liability on the balance sheet.

NOTE 9 – UNVESTED STOCK

On February 15, 2012, we entered into an agreement with GCH to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings Ltd (“HKMHL”). The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above. We valued the shares issued at $4,480,000 based upon the price of the Company’s stock on that day.

NOTE 10 – STOCK ISSUANCE

During the year ended March 31, 2012, the Company completed a private placement to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company. The Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares. The Company issued 16,000,000 shares of the Company’s common stock for the rights to the mineral reserve deposit. The shares issued in connection with the deposit were valued at $4,480,000 (See Note 4).

During the nine months ended December 31, 2012, the Company had a private placement pursuant to which the Company sold 612,500 shares of the Company’s common stock resulting in gross proceeds of $245,000 to the Company.

NOTE 11 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our Board of Directors (“BOD”). In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in five years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. The total grant date fair value of the outstanding options was $796,873.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended December 31, 2012 and 2011, the Company recorded $3,595 and $9,018 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

The Company adopted the detailed method provided in ASC Topic 718 for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The FV of each option grant, as calculated by the BSOPM, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the FV of stock options granted using the BSOPM:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ending December 31, 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2012	3,030,000	$0.37
Granted	60,000	0.27
Balance at December 31, 2012	3,090,000	0.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price

$3.50	60,000	6.25	$3.50	60,000	$3.50
$1.00	60,000	7.25	$1.00	60,000	$1.00
$0.75	60,000	8.25	$0.75	60,000	$0.75
$0.27 - 0.28	2,910,000	4.25	$0.28	15,000	$0.27
Balance at December 31, 2012	3,090,000	4.57	$0.37	180,000	$1.75

NOTE 12 - LOSS PER SHARE

The 3,090,000 and 180,000 common stock equivalents (potential common stock) for the three and nine months ended December 31, 2012 and 2011, respectively, are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated.

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

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready one million tons of 64% Fe (iron symbol) higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order over $5 million. Success is defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified Free on Board (“FOB”). We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

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

Results of Operations

For the Three Months Ended December 31, 2012 and 2011

General and Administrative Expenses

General and administrative expenses were $305,768 and $293,764 for the three months ended December 31, 2012 and 2011, respectively. The increase of $12,004 was due primarily to an increase in professional expenses.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was zero and $12,365 for the three months ended December 31, 2012 and 2011, respectively. The decrease is due to a decrease in foreign currency exchange gain of $13,179 in 2011.

For the Nine Months Ended December 31, 2012 and 2011

General and Administrative Expenses

General and administrative expenses were $971,090 and $1,120,039 for the nine months ended December 31, 2012 and 2011, respectively. The decrease of $148,954 was due to a decrease in stock compensation related expenses and of $291,861 offset by an increase in professional fees of $166,827.

Interest Income, Interest Expense and Other

Interest income/(expense) and other was $(5,868) and $33,199 for the nine months ended December 31, 2012 and 2011, respectively. The increase was due primarily to a decrease in foreign currency exchange gains of $32,012 the Company incurred in the nine months ended December 31, 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $670,735 and $778,543 in the nine months ended December 31, 2012 and 2011, respectively. The decrease was primarily due to an increase in accounts payable to our officers and non-cash transaction of stock options and stock issued for services rendered added back to operating activities in the current year.

Net cash used in investing activities was $33,547 and $178,494 in the nine months ended December 31, 2012 and 2011, respectively. The difference is the decrease in capital equipment purchases for the nine months ending December 31, 2012.

Net cash provided by financing activities was $745,000 and $1,001,046 in the nine months ended December 31, 2012 and 2011, respectively. The difference of $256,046 in cash flows from financing activities was due to greater proceeds from the issuance of common stock in 2011.

The Company suffered recurring losses from operations and has an accumulated deficit of $6,510,598 at December 31, 2012. The Company has incurred losses of $976,958 and $1,086,840 for the nine months ended December 31, 2012 and 2011, respectively. To date, we have not generated any revenues.

Inflation and Seasonality

Inflation and seasonality have not been material to us during the past five years.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings that we believe would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us. To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

ITEM 1A. – RISK FACTORS

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

ITEM 2.	- UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	- OTHER INFORMATION

None

ITEM 6.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: February 18, 2013	/s/ PHILIP LIU
Name: Philip
Title: Chief Executive Officer

Date: February 18, 2013	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.