Form 10-K
period 2013-03-31
AuraSource, Inc.
filed 2013-07-01
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

At July 1, 2013, there were 52,089,903 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors.”

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business

General

AuraSource, Inc. (“AuraSource” or “Company”) was incorporated on March 15, 1990 and is focused on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”), to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed two patented and patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the “Minerals”) which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

AuraSource’s Key Technology

We believe our AuraCoalTM technology is a next generation of hydrocarbon clean fuel technology. It involves grinding coal into very fine particles, mixing it with water and selected additives to make slurry mixture and using a proprietary biological treatment of the coal slurry to reduce heavy minerals, such as sulfur.  We believe such fuel will have sufficient fluidity to move through pipelines, process delivery piping and burner injection nozzles. Our goal is to demonstrate to power plants, coal-gasification plants and similar users that our AuraCoal technology can convert their plants to use the technology at a lower cost than any current alternative.  Given sufficient capital and development of our AuraCoal technology, we plan to market it to plants in China and the United States (“US”) with the objective of having a beta demonstration site in each country.

Given sufficient capital, development and protection of our AuraCoal technology, among other factors, AuraSource plans to utilize the AuraCoal technology as follows:

•	license AuraCoal technology to international clients in applicable industries, such as coal producers, power plants and coal-gasification plants;
•	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for AuraCoal applications;
•	enter into joint ventures with coal producers to supply AuraCoal treated coal to power plants;
•	process coal using AuraCoal technology and sell such coal to end users at a marked-up price;
•	assist customers to convert their plants to AuraCoal rather than oil, gas or other natural resources in order to save energy costs; and
•	establish centers for processing coal with our HCF technology to supply power plants, coal-gasification plants, and other customers.

AuraCoalTM Clean Coal Technology

AuraCoal is patent pending technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes an alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. AuraSource’s intellectual property portfolio includes ultrafine grinding and ultrafine separation processes, which will enable us to produce a high purity, cleaner burning fuel and to reduce the cost for several industrial applications.

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

The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource is implementing the AuraCoal technology in a large scale power plant in Wuxi, China and plans to commercialize such AuraCoal technology in 2013. AuraCoal is a new generation of HCF technology. With the adoption of our proprietary AuraCoal Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.

We believe AuraCoal technology can:

•	reduce harmful emissions and energy costs;
•	reduce and/or eliminate the need for scrubbers;
•	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and
•	enable a power plant to effectively manage its carbon emissions.

There can be no assurance we will be able to carry out our plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of effectively protecting our intellectual property rights in the US and abroad where we intend to market our technology and products.

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

HCF atomization performance depends on the energy value of coal preparation and concentration, which we believe is generally the equivalent of half the energy value of heavy oil, industrial boilers, industrial kilns, power generation boiler oil and coal combustion generation.

We believe HCF has a broad range of industrial applications. Our initial objective will be to pursue applications related to power plants and industrial boilers, including steam and hot water boilers.

First Generation Coal-Water Slurry (Slurry Generation)

The first generation of HCF occurred at the US Black Mesa coal slurry pipeline, which is the only operating long-distance coal-water slurry pipeline in the world. See www.informaworld.com/index/778734328.pdf. This pipeline traverses 273 miles, with an annual capacity of 4,800,000 tons. See http://www.britannica.com/EBchecked/topic/68053/Black-Mesa-pipeline. The purpose of liquefying the coal was to transport the coal economically.

The Second Generation Hydrocarbon Clean Fuel (Mixture Generation)

In the second generation process, coal is a coal-water slurry processed with new products, consisting of 65% to 70% coal and 30% to 35% water and trace chemical additives prepared in a paste, commonly known as high concentration coal-water slurry, or water coal slurry.

The Third Generation Hydrocarbon Clean Fuel (The Ultra-Fine Coal-Water Fuel Generation)

We believe our technology will be the third generation of HCF technology. We believe the third generation HCF will be a lower-cost and more efficient technology that can be used in greater depth and in a wider array of applications, and may be an alternative to oil resource applications. We expect the third generation HCF technology will contain only trace amounts of sulfur and ash, in fine particle sizes, which allows burning of the mixture to cause minor wear and tear on equipment. Additionally, we believe the use of ultra-fine grinding machines allows preparation of an ultra-fine paste for a new type of fuel. We believe the HCF technology may yield potential environmental advantages relative to heavy oil.

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

More indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to US Department of Energy figures published in May 2008.

Patent and Trademarks

The Company currently relies on unregistered trademarks and patents, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting the HCF proprietary technology, both in the US and abroad.  There are numerous patents or patent applications relating to HCF technology. We have filed for patent protection and taken the steps required to obtain international patent protection. Currently, we have received one patent for our proprietary clean coal technology, AuraCoal™, from the State Intellectual Property Office of the People's Republic of China. The AuraCoal™ patent covers a methodology for preparing an ultra-low ash coal-water-slurry that can significantly improve the yield of coal and improve the granularity of coal slurry fuel by improving the fluidity and increasing fuel particle concentration.

No assurance can be given that any patents relating to the HCF technology will be issued by the US or any foreign patent offices.  Further, no assurance can be given that we will receive any patents in the future based on the continued development of the HCF technology, or that the HCF technology patent protection within and/or outside of the US will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our HCF technology.  If patent protection is not available for the HCF technology, we plan to treat it as a trade secret.  There can be no assurance we will be successful in this regard.

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

The Clean Air Act and Acid Rain Program.     The Clean Air Act of 1970, as amended, is currently the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. A key component of the act regulates sulfur dioxide and nitrogen oxide emissions. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest. In 2000, Phase II began and this phase tightened the annual emissions' limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a two million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995.

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

Clean Air Mercury Rule.     The US Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the US Circuit Court of Appeals for the District of Columbia vacated the rule, requiring EPA to draft a new regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.

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

Employees

The Company currently has 16 full time employees.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

Research and Development

We have spent $557,766 and $415,000 on research and development (“R&D”) activities for the fiscal years ending March 31, 2013 and 2012, respectively.

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

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2013, we had an accumulated deficit of $8,092,872. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

We expect that substantially all of our operations will involve performing R&D related to HCF in China and selling services and products related to and licenses for this technology to buyers in China and other international markets. Thus, substantially all of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in China and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among Chinese currency and the US dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations in China will be paid in the Chinese RMB.

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

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by the officers and directors.  Although our officers and directors believe they have the ability to manage the Company, they can give no assurance their efforts will result in success.  The officers and directors have no experience in performing R&D activities in foreign countries and no experience in selling services and products related to and licenses for this technology in foreign countries.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

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

The Securities and Exchange Commission (“SEC”) has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTCBB, NASDAQ or any exchange, even if eligible in the future.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares historically are "thinly-traded" on the OTCQB and OTCBB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

As of July 1, 2013, our principal stockholders and their affiliated entities own 30.95% of our outstanding common shares, representing 38.28% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires January 31, 2014. We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $2,470 per month. We lease 145 square meters of space in Sunshine 100 International Apartment C1508, Chaoyang district, Beijing, China for $1,374 per month. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month. We lease office space in North Qinhua Street, Guangxi Province, Qinzhou, China for $458 per month. We believe that our facilities are adequate to meet our current and near-term needs.

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

Not applicable.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2013:
First Quarter	$0.55	$0.06
Second Quarter	$0.65	$0.17
Third Quarter	$0.65	$0.30
Fourth Quarter	$0.65	$0.40
Fiscal year ended March 31, 2012:
First Quarter	$0.75	$0.51
Second Quarter	$0.65	$0.10
Third Quarter	$0.50	$0.06
Fourth Quarter	$0.28	$0.05

Holders

On June 28, 2013, the closing sales price of our common stock as reported on the OTCQB and OTCBB was $0.45 per share.  As of June 28, 2013, there were 884 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

In the year ended March 31, 2013, we sold 612,500 shares of our common stock resulting in gross proceeds of $245,000 to us. We issued 60,000 shares of our common stock and recorded $13,200 in compensation expense for these shares. We issued 2,067,250 shares of our common stock as an inducement for debt and recorded $1,266,583 of interest expense and other, net for these shares.

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

Not Applicable.

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

On February 15, 2012, we entered into an agreement with GCH to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. As of July 1, 2013, this has not been achieved. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

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

Certain reclassifications were made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2013. These reclassifications had no effect on reported net loss or stockholders’ equity.

Fiscal Year 2013 Compared to Fiscal Year 2012

Results from Operations

 Revenues

Revenues were zero for 2013 and 2012. We expect to begin to generate revenues starting in our fiscal year ending 2014.

Cost of Sales

Cost of sales was zero for the years ended March 31, 2013 and 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,282,648 and $1,431,385 for 2013 and 2012, respectively.  The decrease in selling, general and administrative expenses was due to a decrease in activities with Qinzhou.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($1,276,583) and $38,879 in 2013 and 2012, respectively.   The significant increase in interest expense in the year ended March 31, 2013 compared to the year ended March 31, 2012 is due to the company issuing 1,250,000 shares of common stock as charges incurred on a note payable agreement and 817,250 shares of common stock as an interest for delaying repayment of due balances to related parties for services received. The total expense recorded for such common shares issued during the year ended March 31, 2013 was $1,266,583.

Liquidity and Capital Resources

Net cash used in operating activities was $1,326,138 and $867,130 in 2013 and 2012, respectively. The increase was primarily due to a cash outflows caused by decrease in accounts payable and increase in prepaid expenses and other assets, which were partially offset by increases in customer advances and deferred revenue.

Net cash used in investing activities was $160,300 and $371,832 in 2013 and 2012, respectively. The increase was due to less cash used for capital expenditures related to equipment purchases and amounts spent on patents in 2013 compared to 2012.

Net cash provided by financing activities was $1,157,615 and $1,001,046 in 2013 and 2012, respectively.  The difference of $156,569 in cash flows from financing activities was due to increases in notes payable and due to related parties by $912,615 offset by decrease in proceeds from the issuance of common stock in 2013 compared to 2012.

The Company suffered recurring losses from operations and has an accumulated deficit of $8,092,872 at March 31, 2013.  Currently, we have not generated any revenues and as of March 31, 2013, had a cash balance of $75,508. The Company is seeking various forms of financing.  Currently, the Company’s CEO and CFO are accruing their compensation. To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 6 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $160,300 and $371,832 capital expenditures for 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

(A Development Stage Company)

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2013 and 2012
Balance Sheets	24
Statements of Operations	25
Statements of Stockholders' Equity (Deficit)	26
Statements of Cash Flows	28
Notes to Consolidated Financial Statements	29-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AuraSource, Inc.

Chandler, Arizona

We have audited the accompanying consolidated balance sheets of AuraSource, Inc., a development stage company (the “Company”), as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The statements of operations, stockholders’ equity (deficit) and cash flows included in the cumulative information from inception (March 15, 1990) to March 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filings. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years in then ended in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, based on our audits and the report of other auditors’ as referred to above, the consolidated financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (March 15, 1990) to March 31, 2013 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $8,092,872 as of March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Encino, California

July 1, 2013

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and equivalents	$75,508	$404,331
Due from affiliate	54,418	63,193
Deposits and other current assets	631,254	3,075
TOTAL CURRENT ASSETS	761,180	470,599
Fixed assets, net	445,704	415,355
Intangible assets, net	818,427	759,651
TOTAL ASSETS	$2,025,311	$1,645,605

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,234	$18,634
Deferred revenue	63,754	—
Customer advances	570,000	—
Due to related parties	412,615	151,600
Note payable	500,000	—
TOTAL CURRENT LIABILITIES	1,574,603	170,234

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 50,401,940 and 47,662,190 shares issued and outstanding at March 31, 2013 and 2012, respectively	50,402	47,662
Additional paid in capital	8,493,178	6,961,350
Accumulated deficit	(8,092,872)	(5,533,641)
Total stockholders' equity	450,708	1,475,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,025,311	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2013 AND 2012

AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2013

	2013	2012	Cumulative from Inception through March 31, 2013
REVENUES
Product	$—	$—	$—
Software support	—	—	—
Total revenues	—	—	—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	1,282,648	1,431,385	6,873,877
Total operating expenses	1,282,648	1,431,385	6,873,877
LOSS FROM OPERATIONS	(1,282,648)	(1,431,385)	(6,873,877)
Interest income (expense) and other, net	(1,276,583)	38,879	(1,218,995)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,559,231)	$(1,392,506)	$(8,092,872)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.05)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	48,610,830	33,254,813

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance at March 15, 1990	—	$—	40	$—	$370	$(295)	$75
Common stock issued for services	—	—	352	—	2,424	—	2,424
Acquire oil and gas properties	7,000	280,000	493	1	82,807,828	—	83,087,829
Additional capital contributed	—	—	—	—	22,286	—	22,286
Fair value of salaries donated	—	—	—	—	151,500	—	151,500
Reclassify common stock for repurchase obligation	—	—	—	(1)	(212,500)	—	(212,500)
Common stock shares not returned in lieu of services	(7,000)	(280,000)	—	—	(82,804,200)	—	(83,084,200)
Cancellation of repurchase obligation	—	—	—	1	212,500	—	212,500
Issuance of preferred stock for services	1,100,000	2,200	—	—	—	—	2,200
Common stock for services	—	—	27,741	28	9,972	—	10,000
Conversion of preferred stock	(1,100,000)	(2,200)	44,874	45	2,155	—
Stockholder advances contributed as additional paid in capital	—	—	—	—	22,725	—	22,725
Issuance of shares for acquisition of Mobile Nation, Inc.	—	—	3,520,000	3,520	31,680	—	35,200
Common stock for services	—	—	480,000	480	4,320	—	4,800
Shares returned to treasury	—	—	(3,520,000)	(3,520)	(31,680)	—	(35,200)
Common stock for services	—	—	20,000	20	1,980	—	2,000
Additional capital contributed	—	—	—	—	600	—	600
Net loss	—	—	—	—	—	(450,598)	(450,598)
Net income	—	—	—	—	—	42,231	42,231
Balance at March 31, 2008	—	—	573,500	574	221,960	(408,662)	(186,128
Issuance of shares, July 2008	—	—	19,426,500	19,426	188,074	—	207,500
Stock compensation	—	—	300,000	300	2,791	—	3,091
Issuance of options	—	—	—	—	13,407	—	13,407
Issuance of shares, March 2009	—	—	50,000	50	49,950	—	50,000
Net loss	—	—	—	—	—	(215,864)	(215,864)
Balance at March 31, 2009	—	—	20,350,000	20,350	476,182	(624,526)	(127,994)
Capital contribution	—	—	—	—	386,578	—	386,578
Issuance of shares for services, May 2009	—	—	1,350,000	1,350	648,650	—	650,000
Issuance of shares, September 2009	—	—	3,095,000	3,095	1,545,017	—	1,548,112
Issuance of shares, October 2009	—	$—	2,084,000	$2,084	$1,049,641	$—	$1,051,725

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Issuance of shares for services, November 2009	—	$—	1,100,000	$1,100	$448,900	$—	$450,000
Issuance of shares for services, March 2010	—	—	283,190	283	198,078	—	198,361
Issuance of options	—	—	—	—	56,887	—	56,887
Offering costs related to share issuance	—	—	—	—	(358,018)	—	(358,018)
Net loss	—	—	—	—	—	(2,240,285)	(2,240,285)
Balance at March 31, 2010	—	—	28,262,190	28,262	4,451,915	(2,864,811)	1,615,366
Issuance of options	—	—	—	—	88,719	—	88,719
Issuance of shares, July 2010	—	—	400,000	400	499,600	—	500,000
Issuance of shares, August 2010	—	—	600,000	600	605,400	—	606,000
Net loss	—	—	—	—	—	(1,276,324)	(1,276,324)
Balance at March 31, 2011	—	—	29,262,190	29,262	5,645,634	(4,141,135)	1,533,761
Issuance of options April 1, 2011	—	—	—	—	17,350	—	17,350
Issuance of shares, May 13, 2011	—	—	2,000,000	2,000	999,046	—	1,001,046
Issuance of shares for services, June 6, 2011	—	—	100,000	100	51,900	—	52,000
Issuance of shares for services, August 28, 2011	—	—	300,000	300	194,700	—	195,000
Issuance of shares for mineral rights deposit	—	—	16,000,000	16,000	(16,000)	—	—
Stock Compensation	—	—	—	—	68,720	—	68,720
Net loss	—	—	—	—	—	(1,392,506)	(1,392,506)
Balance at March 31, 2012	—	—	47,662,190	47,662	6,961,350	(5,533,641)	1,475,371
Issuance of shares for services, June 11, 2012	—	—	60,000	60	13,140	—	13,200
Issuance of options January 10, 2013	—	—	—	—	14,380	—	14,380
Issuance of shares, February 4, 2013	—	—	612,500	613	244,387	—	245,000
Issuance of shares for interest	—	—	1,250,000	1,250	811,250	—	812,500
Issuance of shares for finance charges	—	—	817,250	817	448,671	—	449,488
Net loss	—	—	—	—	—	(2,559,231)	(2,559,231)
Balance at March 31, 2013	—	$—	50,401,940	$50,402	$8,493,178	$(8,092,872)	$450,708

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

AND FOR THE PERIOD MARCH 15, 1990 (INCEPTION)

THROUGH MARCH 31, 2013

	2013	2012	Cumulative from Inception to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,559,231)	$(1,392,506)	$(8,092,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,175	24,219	107,543
Stock issued for services	13,200	247,000	1,586,704
Options issued for services rendered	14,380	86,070	259,462
Stock issued for interest	1,261,988	—	1,261,988
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities:
Due from affiliate	8,775	4,449	(54,419)
Prepaid expenses and other assets	(628,179)	6,926	(631,254)
Accounts payable and accrued expenses	(142,000)	156,712	28,685
Accrued interest payable – related parties	—	—	15,456
Deferred revenue	63,754	—	63,754
Customer advances	570,000	—	570,000
Non-refundable deposits	—	—	(100,000)
Net cash used in operating activities	(1,326,138)	(867,130)	(4,833,453)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from stockholders, net	—	—	22,725
Sale of assets to MongSource, net of cash on hand	—	—	(90,119)
Cash paid for acquisition of intangible	(70,440)	(6,121)	(224,091)
Capital equipment purchases	(89,860)	(365,711)	(541,580)
Net cash used in investing activities	(160,300)	(371,832)	(833,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	245,000	1,001,046	4,890,239
Offering costs	—	—	(350,518)
Net proceeds from issuance of note payable	500,000	—	959,690
Due to related party	412,615	—	412,615
Repayment of debt	—	—	(170,000)
Net cash provided by financing activities	1,157,615	1,001,046	5,742,026
NET INCREASE (DECREASE) IN CASH	(328,823)	(237,916)	75,508
CASH, Beginning of year	404,331	642,247	—
CASH, End of year	$75,508	$404,331	$75,508

	2013	2012	Cumulative from Inception to March 31, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	—	—	—
Stockholder advances forgiven and converted to additional paid-in capital	$—	$—	$22,725

NON-CASH INVESTING AND FINANCING ACTIVITY:

The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$—	$606,000	$606,000
The Company issued 16,000,000 shares of common stock for mineral rights deposit. The shares issued in connection with the mineral right deposits were valued at $4,480,000.	$—	$4,480,000	$4,480,000

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on the development and production of environmentally friendly and cost effective industrial energy and fuel used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development (“R&D”) related to the reduction of harmful emissions and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently we have developed two patent pending technologies: 1) ultrafine grinding and 2) ultrafine separation.

There can be no assurance we will be able to carry out our development plans for our HCF technology, including AuraCoal and AuraFuel. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of effectively protecting our intellectual property rights in the United States (“US”) and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $8,092,872 at March 31, 2013.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in conformity with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource, Inc. and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

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

Income Taxes — The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-Based Compensation — The Company recognizes the cost of employee services received for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services.

Foreign Currency Transactions — The Company recognizes foreign currency gains and losses in other income (expense) on the accompanying statement of operations. Foreign currency gains and losses arise as the Company conducts business with other entities whose functional currency are not US dollars. Generally, these gains and losses are recorded at an exchange rate difference between the foreign currency and the functional currency that arises between the transaction date and the payment date.

Net (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2013 and 2012 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Financial Instruments and Fair Value of Financial Instruments — Our financial instruments consist of cash, accounts payable and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities. We measure the fair value (“FV”) of financial assets and liabilities on a recurring basis. FV is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FV measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. We also establish a FV hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring FV.

The standard describes three levels of inputs that may be used to measure FV:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the FV of the assets or liabilities.

The Company had no assets or liabilities recorded at FV at March 31, 2013 or March 31, 2012.

Reclassifications — Certain reclassifications were made to the 2012 financial statements to conform to the 2013 financial presentation.

Recently Issued Accounting Pronouncements   —

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”. The amendments result in common FV measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (“IFRS”), and do not require additional FV measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update were effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update were effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flow.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles –Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e., comparison of the FV of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the FV of a reporting unit is less than its carrying amount. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued, or for nonpublic entities, that had not been made available for issuance. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

There were no other significant changes in the Company’s critical accounting policies and estimates during the year ended March 31, 2013.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2013). As of March 31, 2013 and 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DUE FROM AFFILIATE

As of March 31, 2013, an affiliated party, Timeway International Ltd, holds in trust $54,418. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $631,254 and $3,075 as of March 31, 2013 and 2012, respectively, and were comprised of the following:

	March 31, 2013	March 31, 2012
Inventory deposit	$10,000	$—
Shipping deposits	96,254	—
Mineral reserve deposits	525,000	—
Prepaid expenses	—	3,075
Balance at March 31, 2013	631,254	$3,075

On May 10, 2012, the Company agreed to purchase certain minerals from HKM Minerals for $50,000. The $10,000 represents a deposit towards that purchase. As of March 31, 2013, AuraSource is to pull iridium out of the mineral, prior to selling.

On January 25, 2013, the Company entered into a broker transportation agreement with M&L Logistics, Inc. to arrange transportation of minerals for various carriers, consignors or consignees for one year. This agreement can be terminated at anytime upon notice by either party. As of March 31, 2013, these deposits were recorded as shipping deposits.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2013, the Company has not obtained possession of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2013	2012
Office equipment	$2,954	$—
Vehicles	147,390	147,390
Equipment	391,118	304,212
Total fixed assets	541,462	451,602
Less accumulated depreciation	(95,758)	(36,247)
Total fixed assets, net	$445,704	$415,355

The depreciation expense for the years ended March 31, 2013 and 2012 was $59,511 and $24,219, respectively. The Company attributed $29,294 and $0 of depreciation expense in 2013 and 2012, respectively, to R&D expense.

NOTE 6 – INTANGIBLE ASSETS, NET

We entered into an agreement with Beijing Pengchuang Technology Development Co. (“Pengchuang”), Ltd., an independent Chinese company, to purchase 50% of the intellectual property related to ultrafine particle processing. Pengchuang developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through a joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal, its HCF technology. AuraSource Qinzhou will utilize the particle grinding technology in its AuraCoal Qinzhou production line, as well as license it to others in non-related industries.

The net intangibles were $818,427 and $759,651 as of March 31, 2013 and 2012. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The increases in intangible assets in the years ended March 31, 2013 and 2012 were $70,440 and $6,121, representing patent application fees. The Company recorded $11,664 and $0 in amortization expense in the years ended March 31, 2013 and 2012, respectively.

NOTE 7 – DEFERRED REVENUE

As of March 31, 2013 and 2012, the deferred revenue was $63,754 and $0, respectively, representing amount received from a customer for equipment to be shipped in the future.

NOTE 8 – CUSTOMER ADVANCES

As of March 31, 2013, we have received $570,000 from customers to be applied towards the purchase of various minerals by those customers.

NOTE 9 – DUE TO RELATED PARTIES

As of March 31, 2013 and 2012, $412,615 and $151,600, respectively, is owed to the officers and directors of the Company. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 10 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 11, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. As such, as of March 31, 2013, the Company accrued interest of $10,000 and recorded it as part of the accounts payable and accrued expenses account. The Company finalized the terms and conditions of this payment on June 7, 2013.

NOTE 11 – STOCK ISSUANCE

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

During the year ended March 31, 2012, the Company completed a private placement to certain accredited investors pursuant to which the Company sold 2,000,000 shares of the Company’s common stock resulting in gross proceeds of $1,000,000 to the Company. The Company issued 300,000 shares of the Company’s common stock to two employees. The Company recorded $195,000 in compensation expense for these shares. The Company issued 16,000,000 shares of the Company’s common stock for mineral reserve deposit. The shares issued in connection with the mineral reserve deposit were valued at $4,480,000.

During the year ended March 31, 2013, the Company issued 1,250,000 shares of common stock in connection with finance charges to enter a note payable agreement in the amount of $500,000 and 817,250 shares of common stock as interest for delaying repayment of the balances due to related parties for services rendered. The total expense for such common shares issued during the year ended March 31, 2013 was $1,261,988. The Company issued 612,500 shares for $0.40 per share. The company recorded net proceeds from the sale of these shares of $245,000. On June 11, 2012, the BOD granted 60,000 shares for services in connection with fund raising activities, all of which vested immediately and were valued at $13,200.

NOTE 12 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years.  In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years.  In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the company earning $5 million in revenues. The options will expire in five years. The total grant date FV of the outstanding options was $782,493.

We record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the years ended March 31, 2013 and 2012, the Company recorded $14,380 and $36,070 in compensation expense related to the vesting of options, respectively.  The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The FV of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”).  The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for US Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The FV of each option grant, as calculated by the BSOPM is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the fair value of stock options granted using the BSOPM:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2013 and 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2012	3,030,000	$0.37
Granted	60,000	—
Balance at March 31, 2013	3,090,000	$0.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$3.50	60,000	6.00	$3.50	60,000	$3.50
$1.00	60,000	7.00	$1.00	60,000	$1.00
$0.75	60,000	8.00	$0.75	60,000	$0.75
$0.28	2,850,000	3.88	$0.28	—	—
$0.27	60,000	9.00	$0.27	60,000	$0.28
Balance at March 31, 2013	3,090,000	4.16	$0.37	240,000	$1.38

NOTE 13 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2013 and 2012 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2013	2012
Weighted average common stock equivalents:
Non-plan stock options	3,090,000	3,030,000

NOTE 14 - INCOME TAX

The deferred tax asset as of March 31, 2013 and 2012 consisted of the following:

	2013	2012
Net operating loss carryforwards	$2,469,278	$1,482,694
Less valuation allowance	(2,469,278)	(1,482,694)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2013, the Company has net operating loss carryforward of $4,360,000 which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2013 and 2012 is as follows:

	2013	2012
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	2.68%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.20)%
Increase in valuation allowance	36.31%	34.52%
Income tax expense	—	—

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,470 per month. The lease expires January 31, 2014. As of March 31, 2013, $0 is due under this lease.

Litigation — The Company is currently not a party to any legal proceedings.

Employment Agreement — Effective August 1, 2009, we entered into an Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.

NOTE 16 – SUBSEQUENT EVENT

In August 2012, we agreed to sell iron ore to a customer for a total of $2,000,000. The customer deposited $500,000. The customer was unable to provide the remainder of the deposit. On April 12, 2013, we agreed to convert the $500,000 deposit into 1,250,000 shares of our common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our ICFR also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2013, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2013, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	50	Chief Executive Officer, President and Chairman of the Board

Lawrence Kohler	67	Secretary and a Director

Eric Stoppenhagen	39	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the BOD. There are no family relationships between our executive officers and directors.

Philip Liu was appointed Chief Executive Officer, President and Chairman of the Board in July 2008. Mr. Liu has served as a director of the Company since July 2008. Mr. Liu has 25 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Since founding the Company in 2005, Mr. Liu has served as the managing director of Timeway International Ltd, a Hong Kong company. Through Mr. Liu, Timeway International Ltd. has provided investment banking advisory services to clients such as BOT Capital, Okay Airways, Rothschild China, Sunray Group, iKang Group and Arrail Dental. Mr. Liu is also a director of MyOEM Inc., a private corporation which he co-founded in 2000. From 1994 to 2001, Mr. Liu was the Asia Business Venture Partner of the Phoenix, Arizona based investment-banking firm, Yee, Desmond, Schroeder & Allan Inc. From 1988 to 1989, Mr. Liu worked as a project manager with China Kanghua Development Corp., one of the Chinese State Council direct controlled investment firms located in Beijing, China..  While at China Kanghua Development Corp., Mr. Liu served on the negotiation team with multinational investment banking firms in a major industrial joint venture project. From 1987 to 1988, Mr. Liu worked as a project manager in China Ningbo Import & Export Corp. From 1984 to 1986, Mr. Liu worked as a research fellow at the Economic Research Institute of Wuhan Iron & Steel Group under the Ministry of Metallurgical Industry of China. Mr. Liu was born and raised in China. He graduated from Hubei Business School in 1984, after he visited the United States as an exchange student. Mr. Liu attended North Carolina State University and Campbell University (North Carolina) between 1990 and 1993. Mr. Liu obtained a MBA in corporate finance from Campbell University.  Mr. Lui is a resident of Phoenix, Arizona and is a U.S. Citizen.

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

Eric Stoppenhagen was appointed Chief Financial Officer (“CFO”) and Treasurer in July 2008. He has served as a director of the Company since July 2008. Mr. Stoppenhagen through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides CFO services to these companies, including transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than 10 years of financial experience having served in an executive capacity for several public and private companies, including Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; President of Catalyst Lighting Group, Inc. in 2010; and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

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

Board Experience

Our BOD has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our BOD has extensive and broad legal, auditing and accounting experience. Our BOD has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the BOD on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our BOD. On an individual basis:

Mr. Liu has 25 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Mr. Kohler has experience 40 years of experience with investment planning and business development. Mr. Stoppenhagen, has over 10 years of experience in managing publicly traded companies and brings insight into all aspects of our business due to both his current role with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and specifically digital pathology has been instrumental in the creation, development and launching of our company, as well as our current strategy.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2013, all of our executive officers and directors have complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2013 and 2012 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

Philip Liu	2013	97,833	—	336,875	(4)	4,561	—		439,269
Chief Executive Officer	2012	160,000	26,666	—		224,492 (2)	9,000	(1)	420,159

Eric Stoppenhagen	2013	—	—	112,613	(4)	4,561	68,060		185,234
Chief Financial Officer	2012	—	—	—		224,493 (2)	30,516 (3)		255,009

__________________________

(1)	Mr. Liu was paid zero in 2013 and $1,000 in 2012 as a director for attending BOD meetings and $11,000 in 2012 for car and office allowances.
(2)	On April 1, 2011, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.75 for serving on the BOD. On April 1, 2012, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.27 for serving on the BOD. On February 15, 2012, Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the company earning $5 million in revenues. The options will expire in 5 years.
(3)	This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services at a rate of $175 per hour. Additionally, Mr. Stoppenhagen was paid zero in 2013 and $1,000 in 2012 for attending BOD meetings.
(4)	Mr. Liu and Mr. Stoppenhagen were issued 612,500 and 204,750 shares of common stock, respectively, for interest to delay the repayment of the payables owed to them for services in 2013.

Narrative Disclosure to Summary Compensation Table

Effective August 1, 2009, we entered into the Employment Agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month. The term of the contract is from August 1, 2009 to March 31, 2014.  If the contract is terminated without cause, Mr. Liu shall be paid through March 31, 2014. For the years ended March 31, 2012 and 2011, Mr. Liu received $195,666 and $293,500, respectively. For 2012, the $194,666 consisted of $160,000 for salary, $26,666 for bonuses, $8,000 for car and office allowances. Mr. Liu agreed to accrue his salary from December 2011 through May 2012. For 2011, the $292,000 consisted of $240,000 for salary, $40,000 for bonuses, $12,000 for car and office allowances. Mr. Liu received zero in 2013 $1,000 in 2012 and $1,500 in 2011 as a director for attending BOD meetings. We recorded a stock compensation expense related to options grants of $4,561 and $12,023 in 2013 and 2012, respectively.  As of March 31, 2013, $246,832 was owed to Mr. Liu for past compensation.

We pay Mr. Stoppenhagen $175 per hour to provide financial consulting services.  For the years ended March 31, 2013 and 2012, Mr. Stoppenhagen received $68,060 and $30,516, respectively. Mr. Stoppenhagen agreed to accrue his fees from December 2011. Additionally, we recorded a stock compensation expense of $4,561 and $12,023 in 2013 and 2012.  As of March 31, 2013, $94,813 was owed to Mr. Stoppenhagen for past compensation.

 In our fiscal year ending March 31, 2012, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2013

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2013.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)(1)	Unexercisable(#)(2)

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2012	20,000	0	0.75	3/31/2022

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

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2013.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Larry Kohler	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Larry Kohler	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75
Larry Kohler	20,000	100%	0.75
Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Larry Kohler	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Larry Kohler	20,000	100%	0.27

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2013 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2013	Value of Unexercised In-the-Money Options and Warrants at 3/31/2013
Philip Liu	0	N/A	1,030,000	0
Eric Stoppenhagen	0	N/A	1,030,000	0
Larry Kohler	0	N/A	1,030,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2013:

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Larry Kohler	—	4,561	69,000 (1)	73,561

(1)	The Company entered into a standard consulting arrangement with Mr. Kohler to provide consulting services for $3,000 per month. Additionally, Mr. Kohler is paid on a project by project basis for additional services provided.

(2)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 1, 2013 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 52,089,903 shares of our common stock outstanding on July 1, 2013.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Hong Kong Minerals, Ltd	16,000,000	30.72%
Mongolia Natural Resource Investment Group	9,625,000	18.48%
Philip Liu (2)	4,515,955	8.67%
Lawrence Kohler(2)	1,090,000	2.09%
Eric Stoppenhagen(2)	1,603,500	3.08%
All officers and directors
as a group (three persons)	7,209,455	13,84%
	32,834,455	63.03%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (52,089,903) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3,030,000	$ 0.37	0
Total	3,030,000	$ 0.37	0

180,000 of these optioned were issued under the board compensation plan. Under the plan each member of the BOD receives 20,000 stock options per year which vest 25% at the end of each fiscal quarter. 2,850,000 options have an exercise price of $0.28 and will vest upon the company earning $5 million in revenues.

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2013.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

The Company engaged Goldman Kurland and Mohidin LLP (“GKM”) as its independent registered public accounting firm as of July 14, 2008. Prior to the engagement, neither the Company nor anyone on its behalf has consulted with GKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by GKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2013 and 2012, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $28,500 and $28,500 for 2013 and 2012, respectively.

Audit-Related Fees

There were no fees billed by GKM for audit-related services for the years ended March 31, 2013 and 2012.

Tax Fees

The aggregate fees billed by GKM for tax-related services for the years ended March 31, 2013 and 2012 were $1,100 and $1,100, respectively.

All Other Fees

There were no fees billed by GKM for other services not described above for the years ended March 31, 2013 and 2012.

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

AuraSource, Inc.

Date: July 1, 2013	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 1, 2013	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	July 1, 2013
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2013
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 1, 2013
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 1, 2013
/s/ LARRY KOHLER ------------------------------------ Larry Kohler	Director	July 1, 2013

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
21.1	List of subsidiaries
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.