Form 10-Q
period 2013-06-30
AuraSource, Inc.
filed 2013-08-13
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, $.001 par value	52,089,940

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	June 30,	March 31,
	2013	2013
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$80,590	$75,508
Due from affiliate	55,241	54,418
Deposits and other current assets	625,749	631,254
Total current assets	761,580	761,180

Fixed assets, net	405,496	445,704

Intangible assets, net	814,750	818,427

Total assets	$1,981,826	$2,025,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$64,798	$28,234
Due to related parties	511,735	412,615
Deferred revenue	133,754	633,754
Loans payable	108,382	—
Loans payable – related parties	63,102	—
Note payable	500,000	500,000
Convertible note payable, net of unamortized beneficial conversion feature	35,478	—

Total current liabilities	1,417,249	1,574,603
Commitments and contingencies
Stockholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 52,089,940 and 50,401,940 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	52,090	50,402
Additional paid in capital	9,294,814	8,493,178
Accumulated deficit	(8,782,327)	(8,092,872)
Total stockholders' equity	564,577	450,708

Total liabilities and stockholders' equity	$1,981,826	$2,025,311

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

Three Months Ended June 30, 2013 and 2012 and the Period March 15, 1990 (Inception) through June 30, 2013

(Unaudited)

	Three months ended June 30,		From March 15, 1990 (Inception) to June 30,
	2013	2012	2013

Revenue	$8,603	$—	$8,603

Cost of revenue	9,105	—	9,105

Gross profit (loss)	(502)	—	(502)

Operating expenses
General and administrative expenses	404,849	338,284	7,278,726
Total operating expenses	404,849	338,284	7,278,726

Loss from operations	(405,351)	(338,284)	(7,279,228)

Interest income (expense) and other, net	(284,104)	(3,773)	(1,503,099)

Net loss applicable to common stockholders	$(689,455)	$(342,057)	$(8,782,327)

Basic & diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	50,828,568	47,839,553

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2013 and 2012 and the Period March 15, 1990 (Inception) through June 30, 2013

(Unaudited)

	Three Months Ended June 30,		March 15, 1990 (Inception) to June 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(689,455)	$(342,057)	$(8,782,327)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64,730	7,369	172,273
Stock issued for services and interest	259,583	13,200	3,108,275
Options issued for services	3,462	3,595	262,924
Fair value of salaries donated as capital	—	—	151,500
Changes in operating assets and liabilities
Due from affiliate	(823)	(18,696)	(55,242)
Deposits and other current assets, net	5,505	(6,925)	(725,749)
Accounts payable and accrued expenses	36,564	(1,302)	65,250
Accounts payable – related parties	99,120	68,944	527,195
Deferred revenue	—	—	633,754
Net cash used in operating activities	(221,314)	(275,872)	(4,642,147)

Cash flows from investing activities
Capital equipment purchases	—	—	(541,585)
Cash paid for acquisition of intangible	(8,088)	—	(232,179)
Sale of assets to MongSource, net of cash on hand	—	—	(90,119)
Net cash used in investing activities	(8,088)	—	(863,883)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	200,000	4,539,721
Net proceeds from issuance of notes payable	63,000	—	852,690
Loans payable	108,382	—	108,382
Loans payable - related parties, net	63,102	—	85,827
Net cash provided by financing activities	234,484	200,000	5,586,620

Net change in cash and equivalents	5,082	(75,872)	80,590

Cash and equivalents - beginning balance	75,508	404,331	—

Cash and equivalents - ending balance	$80,590	$328,459	$80,590

	2013	2012	Cumulative from Inception to June 30, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Stockholder advances forgiven and converted to additional paid-in capital	$—	$—	$22,725

NON-CASH INVESTING AND FINANCING ACTIVITY

The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$—	$606,000	$606,000
The Company issued 1,250,000 shares of common stock in lieu of a customer deposit of $500,000.	$500,000	$—	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED) AND MARCH 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on the development and production of environmentally friendly and cost effective industrial energy and fuel used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd. (“Qinzhou”), a wholly owned subsidiary in China, to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies; to perform research and development (“R&D”) related to the reduction of harmful emissions and energy costs for HCF technology and products; to license HCF technology to third parties; and to sell services and products derived from our technologies. Currently we have developed two patented technologies: 1) ultrafine grinding and 2) ultrafine separation.

There can be no assurance we will be able to carry out our development plans for our HCF technology. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We also need to finance the cost of effectively protecting our intellectual property rights in the United States (“US”) and abroad where we intend to market our technology and products.

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $8,782,327 at June 30, 2013.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2013 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

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

Income Taxes — The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance for a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2013 and 2012 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Financial Instruments and Fair Value of Financial Instruments — Our financial instruments consist of cash, accounts payable and notes payable. The carrying values of cash, accounts payable and notes payable are representative of the fair values due to their short-term maturities. We measure the fair value (“FV”) of financial assets and liabilities on a recurring basis. FV is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FV measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. We also establish a FV hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring FV.

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

The Company evaluates embedded conversion features within convertible debt under ASC Topic 815, “Derivatives and Hedging,” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at FV with changes in FV recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC subtopic 470-20, “Debt with Conversion and Other Options,” for consideration of any beneficial conversion feature.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

There were no other significant changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2013 compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2013). As of June 30, 2013 and March 31, 2013, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DUE FROM AFFILIATE

As of June 30, 2013 and March 31, 2013, an affiliated party, Timeway International Ltd, holds in trust $55,241 and $54,418, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our Chief Executive Officer.

NOTE 4 – DEPOSITS AND OTHER CURRENT ASSETS

 Deposits and other current assets were $625,749 and $631,254 as of June 30, 2013 and March 31, 2013, respectively, and were comprised of the following:

	June 30,	March 31,
	2013	2013
Inventory deposit	$10,000	$10,000
Shipping deposits	83,959	96,254
Mineral reserve deposits	525,000	525,000
Prepaid expenses	6,790	—
Balance at June 30, 2013 and March 31, 2013	$625,749	$631,254

On February 9, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore, 13 million tons of 45% grade lower content iron ore and two million tons of manganese ore, at $1.00 per ton. In lieu of cash, GCH agreed to accept shares of the Company common stock at $1.00 per share. In conjunction with this agreement, we issued five million shares of our common stock immediately and agreed to issue 11 million upon the successful completion of the first customer order of over $5 million (the “Mineral Deposit Shares”) to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. (“HKMHL”). Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of June 30, 2013, the Company has not obtained possession of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. In August 2012, the Company made prepayments of $525,000 for delivery of minerals.

On May 10, 2012, the Company agreed to purchase certain minerals from HKMHL for $50,000. The $10,000 represents a deposit towards that purchase.

On January 25, 2013, the Company entered into a broker transportation agreement with M&L Logistics, Inc. to arrange transportation of minerals for various carriers, consignors or consignees for one year. This agreement can be terminated at any time upon notice by either party. As of June 30, 2013 and March 31, 2013, these deposits were recorded as shipping deposits.

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	March 31,
	2013	2013
Office equipment	$2,954	$2,954
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	541,462	541,462
Less: accumulated depreciation	(135,966)	(95,758)
Total fixed assets, net	$405,496	$445,704

The depreciation expense for the three months ended June 30, 2013 and 2012 was $40,208 and $7,369, respectively. The Company attributed $32,593 and $0 of such depreciation expense in 2013 and 2012, respectively, to R&D expense.

NOTE 6 – INTANGIBLE ASSETS, NET

We entered into an agreement with Beijing Pengchuang Technology Development Co., Ltd. (“Pengchuang”), an independent Chinese company, to purchase 50% of the intellectual property related to ultrafine particle processing. Pengchuang developed a highly efficient and low energy consumption grinding technology, which utilizes fluid shock waves to make ultrafine particles. This technology can be applied to the coal water slurry, solid lubricant and other material grinding processes. Through a joint development and ownership agreement, AuraSource will enrich its intellectual property portfolio, enabling the further development of AuraCoal. Qinzhou plans to utilize the particle grinding technology in its production lines, as well as license it to others.

Net intangibles were $814,750 and $818,427 as of June 30, 2013 and March 31, 2013. We issued 600,000 shares of common stock for the acquisition of certain intangibles as described above. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,765 and $0 in amortization expense in the three months ended June 30, 2013 and 2012, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2013 and March 31, 2013, the accounts payable were $64,798 and $28,234, respectively. Such balances included $21,229 and $10,000 in accrued interest on various notes payable.

NOTE 8 ––DUE TO RELATED PARTIES

As of June 30, 2013 and March 31, 2013, $511,735 and $412,615, respectively, is owed to the officers and directors of the Company. In December 2012, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 9 – DEFERRED REVENUE

As of June 30, 2013 and March 31, 2013, the deferred revenue was $133,754 and $633,754, respectively. This represents amounts received from customers for the purchase of equipment and various minerals. On April 12, 2013 the Company issued 1,250,000 shares of common stock in lieu of a customer deposit of $500,000 and recorded $62,500 loss in connection with this agreement.

NOTE 10 – LOANS PAYABLE

As of June 30, 2013 and March 31, 2013, the loans payable were $108,382 and $0, respectively. In June 2013, the Company issued 275,783 common shares as a finance charge for this loan and recorded $124,102 expense incurred in connection with the loan. The loan is due on demand.

NOTE 11 – LOANS PAYABLE – RELATED PARTIES

As of June 30, 2013 and March 31, 2013, the loans payable – related parties were $63,102 and $0, respectively. In June 2013, the Company issued 162,180 common shares as a finance charge for this loan and recorded $72,981 expense in connection with the loan. This loan is due on demand.

NOTE 12 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 15, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. As such, as of June 30, 2013, the Company accrued interest of $20,000 and recorded it as part of the accounts payable and accrued expenses account.

NOTE 13 – CONVERTIBLE NOTE PAYABLE

On April 5, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) with Asher Enterprises, Inc. (“Asher”). Under the terms of the SPA, the Company issued to Asher a convertible promissory note (the “Note”) of $63,000. The Note had a nine month maturity date from issuance. The note bears interest at 8%. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Note had beneficial conversion feature (“BCF”) of $40,279 and was recorded in the balance sheet at face value less the unamortized BCF.

At June 30, 2013, convertible note payable consisted of the following:

June 30, 2013
Convertible note payable, 8% interest, due in 2014	$63,000
Less: unamortized discount of BCF	(27,522)
Convertible note payable, net of BCF	$35,478

The amortization expense on the discount of BCF for this note for the three months ended June 30, 2013 was $12,757 and was recorded as interest expense. The accrued interest as of June 30, 2013 was $1,229.

NOTE 14 – STOCK ISSUANCE

During the year ended March 31, 2013, the Company issued 1,250,000 shares of common stock in connection with finance charges to enter a note payable agreement in the amount of $500,000 and 817,250 shares of common stock as interest for delaying repayment of the balances due to related parties for services rendered. The total expense for such common shares issued during the year ended March 31, 2013 was $1,261,988. The Company issued 612,500 shares for $0.40 per share. The Company recorded net proceeds from the sale of these shares of $245,000. On June 11, 2012, the Company issued 60,000 shares for services in connection with fund raising activities, all of which vested immediately and were valued at $13,200.

During the three months ended June 30, 2013, the Company issued 437,963 shares of common stock as finance charges for loans to related and unrelated parties. For further details refer to Note 10, Loans Payable. On April 12, 2013, the Company issued 1,250,000 shares for an advance from a customer in amount of $500,000. For further details refer to Note 9, Deferred Revenue.

NOTE 15 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to our BOD. The total grant date fair value of the outstanding options was $796,873.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended June 30, 2013 and 2012, the Company recorded $3,595 and $9,018 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

The Company adopted the detailed method provided in FASB ASC Topic 718, “Compensation – Stock Compensation,” for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2013	3,090,000	$0.37
Granted	60,000	$0.26
Balance at June 30, 2013	3,150,000	$0.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price

$3.50	60,000	5.75	$3.50	60,000	$3.50
$1.00	60,000	6.75	$1.00	60,000	$1.00
$0.75	60,000	7.75	$0.75	60,000	$0.75
$0.28	2,850,000	3.88	$0.28	-	-
$0.27	60,000	8.75	$0.27	60,000	$0.28
$0.26	60,000	9.75	$0.26	60,000	$0.26
Balance at June 30, 2013	3,150,000	4.25	$0.37	300,000	$1.38

NOTE 16 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2013 and 2012 not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

	2013	2012
Weighted average common stock equivalents
Non-Plan Stock Options	3,150,000	3,090,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2013 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2013 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies; to perform research and development related to the reduction of harmful emission and energy costs ; to license HCF technology to third parties; and to sell services and products derived from these technologies. Currently we developed two patented technologies: 1) ultrafine grinding and 2) ultrafine separation.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with US GAAP which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with FASB ASC Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications were made to the prior period amounts disclosed in the consolidated financial statements to conform to the presentation form the three months ended June 30, 2013. These reclassifications had no effect on reported net loss or stockholders’ equity.

Results of Operations

For the Three Months Ended June 30, 2013 and 2012

Revenues

Revenues were $8,603 and $0 for the three months ended June 30, 2013 and 2012, respectively. The increase in revenue was due to the Company selling iron ore during the three months ended June 30, 2013.

Gross Profit (Loss)

Gross profit (loss) was $(502) and $0 for the three months ended June 30, 2013 and 2012. The loss attributable to the three months ended June 30, 2013 was due to an increase in cost of sales by $9,105 from $0 for the three months in the prior period. Cost of sales primarily constituted product and shipping costs.

General and Administrative Expenses

General and administrative expenses were $404,849 and $338,284 for the three months ended June 30, 2013 and 2012, respectively. The increase of $66,565 was due primarily to increase in activities in China.

Interest Income (Expense) and Other, net

Interest income (expense) and other was $(284,104) and $(3,773) for the three months ended June 30, 2013 and 2012, respectively. The increase was primarily due to finance charges incurred in connection with obtaining loans from related and unrelated parties and recording $197,083 in interest income (expense) and other, for issuance of 437,963 common shares in lieu of these charges. The increase was also due to amortization of the beneficial conversion feature on a convertible note payable in the amount of $12,757 and recorded as part of interest income (expense) and other, interest expense on notes payable of $11,229 and loss on settlement of customer deposit of $62,500.

Liquidity and Capital Resources

Net cash used in operating activities was $221,314 and $275,872 in the three months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to the officers accruing their salaries and less cash provided to our affiliate.

Net cash used in investing activities was $8,088 and $0 in the three months ended June 30, 2013 and 2012, respectively. The difference was the increase in intangibles for the three months ending June 30, 2013.

Net cash provided by financing activities was $234,484 and $200,000 in the three months ended June 30, 2013 and 2012, respectively. The difference of $34,484 in cash flows from financing activities was due to greater proceeds from borrowings during the three months ending June 30, 2013 as opposed to the issuance of common stock in the prior period.

The Company suffered recurring losses from operations and has an accumulated deficit of $8,782,327 at June 30, 2013. The Company has incurred losses of $689,455 and $342,057 for the three months ended June 30, 2013 and 2012, respectively. Currently, we have not generated significant revenues. Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2013 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2013, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2013, the Company issued 437,963 shares of common stock as finance charges for loans to related and unrelated parties. On April 12, 2013, the Company issued 1,250,000 shares for an advance from a customer in amount of $500,000. The issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

AURASOURCE, INC.

Date: August 13, 2013	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 13, 2013	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.