Form 10-Q
period 2013-12-31
AuraSource, Inc.
filed 2014-02-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2013

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2013
Common Stock, $.001 par value	52,089,903

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$18,719	$75,508
Due from affiliate	55,808	54,418
Inventory	42,580	10,000
Deposits and other current assets	542,109	621,254
Total current assets	659,216	761,180

Fixed assets, net	325,078	445,704

Intangible assets, net	791,219	818,427

Total assets	$1,775,513	$2,025,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$42,442	$28,234
Due to related parties	700,596	412,615
Deferred revenue	—	63,754
Loans payable	195,485	—
Loans payable – related parties	95,716	—
Note payable	540,000	500,000
Convertible notes payable, net of unamortized beneficial conversion feature	94,202	—
Customer advances	70,000	570,000
Total current liabilities	1,738,441	1,574,603
Commitments and contingencies

Stockholders' equity
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $.001 par value, 150,000,000 shares authorized 52,089,940 and 50,401,940 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	52,090	50,402
Additional paid in capital	9,342,975	8,493,178
Accumulated deficit	(9,357,993)	(8,092,872)
Total stockholders' equity	37,072	450,708

Total liabilities and stockholders' equity	$1,775,513	$2,025,311

The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenue	$—	$—	$104,820	$—

Cost of revenue	—	—	72,859	—

Gross profit	—	—	31,961	—

Operating expenses:
General & administrative expenses	233,437	305,768	926,041	971,089
Total operating expenses	233,437	305,768	926,041	971,089

Loss from operations	(233,437)	(305,768)	(894,080)	(971,089)

Interest income (expense) and other, net	(52,093)	—	(371,041)	(5,868)

Net loss applicable to common stockholders	$(285,530)	$(305,768)	$(1,265,121)	$(976,957)

Basic & diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	52,089,903	48,334,690	51,672,516	48,133,208

  The accompanying notes are an integral part of these consolidated financial statements.

AuraSource, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,265,121)	$(976,957)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	226,124	22,601
Stock issued for services and interest	259,583	13,200
Options issued for services	10,385	7,190
Changes in operating assets and liabilities
Due from affiliate	(1,390)	(22,270)
Inventory	(32,580)	(10,000)
Deposits and other current assets, net	79,145	(446,925)
Accounts payable and accrued expenses	56,569	(15,518)
Accounts payable – related parties	287,981	187,944
Deferred revenue	(63,754)	—
Customer advances	—	570,000
Net cash used in operating activities	(443,058)	(670,735)

Cash flows from investing activities
Capital equipment purchases	—	(2,954)
Cash paid for acquisition of intangible	(8,088)	(30,593)
Net cash used in investing activities	(8,088)	(33,547)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	245,000
Net proceeds from issuance of notes payable	190,501	500,000
Repayment of note payable	(87,345)	—
Net proceeds from loans payable	195,485	—
Advances from related parties, net	95,716	—
Net cash provided by financing activities	394,357	745,000

Net change in cash and equivalents	(56,789)	40,718

Cash and equivalents - beginning balance	75,508	404,331

Cash and equivalents - ending balance	$18,719	$445,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$2,361	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY

The Company issued 600,000 shares of common stock for the acquisition of intangibles. The shares issued in connection with the intangibles were valued at $1.01 per share or $606,000.	$—	$606,000
The Company issued 1,250,000 shares of common stock for settlement of a 500,000 deposit from customer.	$500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 (UNAUDITED) AND MARCH 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on the development and production of environmentally friendly and cost effective industrial energy and fuel used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd. (“Qinzhou”), a wholly owned subsidiary in China, to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development (“R&D”) related to the reduction of harmful emissions and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently, we have seven patents patent issued related to our technologies: 1) ultrafine grinding and 2) ultrafine separation.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $9,357,993 at December 31, 2013.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2013 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and nine months ended December 31, 2013 and 2012 because their effect is anti-dilutive.

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

Reclassifications — Certain reclassifications were made to the prior period amounts disclosed in the consolidated financial statements to conform to the presentation form the three and nine months ended December 31, 2013. These reclassifications had no effect on reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – There were no significant changes in the Company’s critical accounting policies and estimates during the three and nine months ended December 31, 2013 compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2013). As of December 31, 2013 and March 31, 2013, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DUE FROM AFFILIATE

As of December 31, 2013 and March 31, 2013, an affiliated party, Timeway International Ltd, holds in trust $55,808 and $54,418, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our Chief Executive Officer.

NOTE 4 – INVENTORY

In the three months ended June 30, 2012, the Company agreed to purchase certain minerals from Hong Kong Minerals Holdings, Ltd. (“HKMHL”) for $50,000. The $10,000 as of March 31, 2013 represents a payment towards that purchase. In the three months ended December 31, 2013, the Company purchased additional equipment to be sold for $32,580.

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets as of December 31, 2013 and March 31, 2013, respectively, were comprised of the following:

	December 31, 2013	March 31, 2013
	(Unaudited)
Shipping deposits	10,205	96,254
Mineral reserve deposits	525,000	525,000
Prepaid expenses	6,904	—
Balance at December 31, 2013 and March 31, 2013	$542,109	$621,254

On January 25, 2013, the Company entered into a broker transportation agreement with M&L Logistics, Inc. to arrange transportation of minerals for various carriers, consignors or consignees for one year. This agreement can be terminated at any time upon notice by either party. As of December 31, 2013 and March 31, 2013, these deposits were recorded as shipping deposits.

On February 9, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore, 13 million tons of 45% grade lower content iron ore and two million tons of manganese ore, at $1.00 per ton. In lieu of cash, GCH agreed to accept shares of the Company common stock at $1.00 per share. In conjunction with this agreement, we issued five million shares of our common stock immediately and agreed to issue 11 million upon the successful completion of the first customer order of over $5 million (the “Mineral Deposit Shares”) to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to HKMHL. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. The Company has no material prior relationship with GCH or HKMHL other than what is set forth above. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of December 31, 2013, the Company has not obtained possession of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. Between August 2012 and January 2013, the Company made prepayments of $525,000 for delivery of minerals.

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	December 31,	March 31,
	2013	2013
	(Unaudited)
Office equipment	$2,954	$2,954
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	541,462	541,462
Less: accumulated depreciation	(216,384)	(95,758)
Total fixed assets, net	$325,078	$445,704

Depreciation for the three and nine months ended December 31, 2013 was $40,208 and $120,626, respectively. Depreciation for the three and nine months ended December 31, 2012 was $7,616 and $22,601, respectively. The Company attributed $97,779 and $0 of such depreciation in 2013 and 2012, respectively, to R&D expense.

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

We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,765 and $35,296 in amortization expense in the three and nine months ended December 31, 2013, respectively, and $0 for the same periods in 2012.

NOTE 8 ––DUE TO RELATED PARTIES

As of December 31, 2013 and March 31, 2013, $700,596 and $412,615, respectively, is owed to the officers and directors of the Company. In December 2012, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 9 – DEFERRED REVENUE

As of December 31, 2013 and March 31, 2013, the deferred revenue was $0 and $63,754, respectively. This represented amount received from a customer for an order that was completed in September 2013.

NOTE 10 – DEBT

As of December 31, 2013 and March 31, 2013, loans payable were $195,485 and $0, respectively. In June 2013, the company issued 275,783 common shares as a finance charge for the $108,382 of the borrowed amount and recorded $124,102 expense incurred in connection with the loan. The loan is due on demand.

The loans payable to related parties were $95,716 and $0, respectively. In June 2013, the Company issued 162,180 common shares as a finance charge for $63,102 of related party loan and recorded $72,981 expense in connection with the loan. This loan is due on demand.

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement and has been completely expensed. See Note 14 - Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. As such, as of December 31, 2013, the Company accrued interest of $40,000 and recorded it as part of the accounts payable and accrued expenses account. The Company finalized the terms and conditions of this payment on June 7, 2013.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

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

On July 19, 2013 the Company entered into an SPA with Asher. Under the terms of the SPA, the Company issued to Asher a convertible promissory note of $37,500. The note had a nine month maturity date from issuance. The note bears interest at 8%. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $23,975 and was recorded in the balance sheet at face value less the unamortized BCF.

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

At December 31, 2013, convertible notes payable consisted of the following:

December 31, 2013
Convertible note payable - Asher, 8% interest, due in April 22, 2014	$37,500
Convertible note payable - Andis, 8% interest, due March 31, 2014	90,000
Accrued interest	3,368
Less: unamortized discount of BCF - Asher	(9,694)
Less: unamortized discount of BCF - Andis	(26,972)
Convertible notes payable and interest, net of BCF	$94,202

The amortization expense on the discount of BCF for these notes for the three and nine months ended December 31, 2013 was $35,535 and $69,391 and was recorded as interest expense. The accrued interest as of December 31, 2013 was $3,368.

NOTE 12 – CUSTOMER ADVANCES

As of March 31, 2013, we had received $500,000 and $70,000 from two customers, respectively, to be applied towards the purchase of various minerals by those customers. As of December 31, 2013, the balance of such advances was $70,000. On April 12, 2013, the Company issued 1,250,000 shares of common stock for the settlement of the $500,000 customer advance.

NOTE 13 – STOCK ISSUANCE

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

During the nine months ended December 31, 2013, the Company issued 437,963 shares of common stock as finance charge for loans to related and unrelated parties. For further details refer to Note 11, Loans Payable. On April 12, 2013, the Company agreed to issue 1,250,000 shares as a settlement for an advance from a customer in the amount of $500,000.

NOTE 14 - STOCK OPTIONS

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

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and nine months ended December 31, 2013 and 2012, the Company recorded $3,462, $10,385, 3,595 and $7,190 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	10.00 years
Risk-free interest rate	1.76% to 2.59%

The following table summarizes activity in the Company's stock option grants for the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2013	3,090,000	$0.37
Granted	60,000	$0.45
Balance at December 31, 2013	3,150,000	$0.37

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price

$3.50	60,000	5.25	$3.50	60,000	$3.50
$1.00	60,000	6.25	$1.00	60,000	$1.00
$0.75	60,000	7.25	$0.75	60,000	$0.75
$0.28	2,850,000	3.38	$0.28	-	-
$0.27	60,000	8.25	$0.27	60,000	$0.28
$0.26	60,000	9.25	$0.26	60,000	$0.26
$0.45	30,000	5.00	$0.45	30,000	$0.45
Balance at December 31, 2013	3,180,000	3.67	$0.37	330,000	$1.30

NOTE 15 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the three and nine months ended December 31, 2013 and 2012 not included in the loss per share calculation above because their effect would be anti-dilutive for the period indicated:

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

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies; to perform research and development related to the reduction of harmful emission and energy costs; to license HCF technology to third parties; and to sell services and products derived from these technologies. Currently, we have seven patents patent issued related to our technologies: 1) ultrafine grinding and 2) ultrafine separation.

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

Results of Operations

For the Three Months Ended December 31, 2013 and 2012

Revenues

Revenues were $0 for the three months ended December 31, 2013 and 2012, respectively.

Gross Profit

Gross profit was $0 for the three months ended December 31, 2013 and 2012.

General and Administrative Expenses

General and administrative expenses were $233,437 and $305,768 for the three months ended December 31, 2013 and 2012, respectively. The decrease of $72,331 was due primarily to a decrease in professional fees for the three months ended December 31, 2013 compared to 2012.

Interest Income (Expense) and Other

Interest income (expense) and other was $(52,093) and $0 for the three months ended December 31, 2013 and 2012, respectively. The increase in expense was primarily due to amortization of the beneficial conversion feature on convertible notes payable (see Note 12) of $35,535 for the three months ended December 31, 2013. Interest expense on notes payable was $12,571 and $0 for the three months ended December 31, 2013 and 2012, respectively.

For the Nine Months Ended December 31, 2013 and 2012

Revenues

Revenues were $104,820 and $0 for the nine months ended December 31, 2013 and 2012, respectively. The increase in revenue was due to the Company selling ultra-fine coal water mixture processing machinery and iron ore during the nine months ended December 31, 2013.

Gross Profit

Gross profit was $31,961 and $0 for the nine months ended December 31, 2013 and 2012. The increase in gross profit in the nine months ended December 31, 2013 was due to an increase in revenues from $0 for the three months in the prior period. Cost of sales was $72,859 for the nine months ended December 31, 2013 and was primarily constituted product and shipping costs.

General and Administrative Expenses

General and administrative expenses were $926,041 and $971,089 for the nine months ended December 31, 2013 and 2012, respectively. The decrease of $45,048 was due primarily to an increase in depreciation and amortization expense of $133,322 offset by a decrease of $160,792 in professional fees for the nine months ended December 31, 2013 compared to 2012.

Interest Income (Expense) and Other

Interest income (expense) and other was $(371,041) and $(5,868) for the nine months ended December 31, 2013 and 2012, respectively. The increase in expense was primarily due to finance charges incurred in connection with obtaining loans from related and unrelated parties and recording $197,083 in interest expense for issuance of 437,963 common shares in lieu of these charges and a loss on settlement of customer deposit of $62,500. In addition, the Company recorded amortization of the beneficial conversion feature on convertible notes payable (see Note 12) of $66,834 for the nine months ended December 31, 2013. Interest expense on notes payable was $35,730 and $0 for the nine months ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $443,058 and $670,735 in the nine months ended December 31, 2013 and 2012, respectively. The decrease was primarily due to the officers accruing their salaries and less cash provided to our affiliate.

Net cash used in investing activities was $8,088 and $33,547 in the nine months ended December 31, 2013 and 2012, respectively. The difference was the decrease in capital expenditures on equipment and intangibles purchases for the nine months ending December 31, 2013.

Net cash provided by financing activities was $394,357 and $745,000 in the nine months ended December 31, 2013 and 2012, respectively. The difference of $350,643 in cash flows from financing activities was due to greater proceeds from borrowings during the nine months ending December 31, 2013 as opposed to the issuance of common stock in the prior period.

The Company suffered recurring losses from operations and has an accumulated deficit of $9,357,993 at December 31, 2013. The Company has incurred losses of $1,265,121 and $976,958 for the nine months ended December 31, 2013 and 2012, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2013, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended December 31, 2013, the Company issued 437,963 shares of common stock as finance charges for loans to related and unrelated parties. On April 12, 2013, the Company issued 1,250,000 shares for an advance from a customer in amount of $500,000. The issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

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

AURASOURCE, INC.

Date: February 13, 2013	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: February 13, 2013	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.