Form 10-K
period 2014-03-31
AuraSource, Inc.
filed 2014-07-03
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
OR
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]   No  [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter was $8,042,752 (based on the closing sales price of the registrant's common stock on that date).

At July 3, 2014, there were 58,404,735 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

General

AuraSource, Inc. (“AuraSource” or “Company”) was incorporated on March 15, 1990 and is focused on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”), to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation.

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

Given sufficient capital, development and protection of our AuraCoal technology, among other factors, AuraSource plans to utilize the AuraCoal technology as follows:

-	license AuraCoal technology to international clients in applicable industries, such as coal producers, power plants and coal-gasification plants;
-	develop strategic partnerships to deliver consulting services with respect to design, engineering, procurement and construction for AuraCoal applications;
-	enter into joint ventures with coal producers to supply AuraCoal treated coal to power plants;
-	process coal using AuraCoal technology and sell such coal to end users at a marked-up price;
-	assist customers to convert their plants to AuraCoal rather than oil, gas or other natural resources in order to save energy costs; and
-	establish centers for processing coal with our HCF technology to supply power plants, coal-gasification plants, and other customers.

AuraCoalTM Clean Coal Technology

AuraCoal is patented technology designed to remove sulfur and ash from coal pre-combustion. This reduces energy costs and helps to eliminate harmful emissions. This proprietary clean coal technology produces a coal water mixture, which contains only trace amounts of sulfur and ash and constitutes an alternative to oil or natural gas. AuraCoal can be delivered via pipeline in a non-volatile state. AuraSource’s intellectual property portfolio includes ultrafine grinding and ultrafine separation processes, which will enable us to produce a high purity, cleaner burning fuel and to reduce the cost for several industrial applications.

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

The conversion to an AuraCoal system is designed to deliver immediate and substantive reductions in harmful particle emissions as well as savings in transportation, processing and safety costs. AuraSource is implementing the AuraCoal technology in a large scale coal water mixture plant in Wuxi, China and plans to commercialize such AuraCoal technology in 2014. AuraCoal is a new generation of HCF technology. With the adoption of our proprietary AuraCoal Clean Coal technology, we believe we will be able to convert old coal systems into power generating systems that produce emissions containing only trace amounts of sulfur and ash.

We believe AuraCoal technology can:

-	reduce harmful emissions and energy costs;
-	reduce and/or eliminate the need for scrubbers;
-	reduce a power plant’s need for related precipitators and/or sulfur acceptors; and
-	enable a power plant to effectively manage its carbon emissions.

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

More indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants.

Patent and Trademarks

The Company currently relies on patents, unregistered trademarks, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting the HCF proprietary technology, both in the US and abroad.  There are numerous patents or patent applications relating to HCF technology. We have filed for patent protection and taken the steps required to obtain international patent protection. Currently, we have received seven patents for our proprietary clean coal technology, AuraCoal™, from the State Intellectual Property Office of the People's Republic of China. The AuraCoal™ patent covers a methodology for preparing an ultra-low ash coal-water-slurry that can significantly improve the yield of coal and improve the granularity of coal slurry fuel by improving the fluidity and increasing fuel particle concentration.

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

Employees

The Company currently has 16 full and part time employees and consultants.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

Risks Related to the Company

We have a history of operating losses and we may never achieve or maintain profitability.

Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2014, we had an accumulated deficit of $10,941,250. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

A substantial portion our business activities will be overseas and we will be subject to all of the risks of international operations.

We expect that a substantial portion of our operations will involve performing R&D related to HCF in China and selling services and products related to and licenses for this technology to buyers in China and other international markets. Thus, a substantial portion of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in China and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among Chinese currency and the US dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations in China will be paid in the Chinese RMB.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2014 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

We may have difficulty managing growth in our business.

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

Other factors that could cause such volatility may include, among other things:

-	announcements concerning our strategy;
-	litigation; and
-	general market conditions.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets (“OTCQB”) and it trades for less than $5.00 per share.  The OTCBB and the OTCQB are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTCBB, OTCQB, NASDAQ or any exchange, even if eligible in the future.

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

A substantial portion sales may be in China.

China is a developing country and has a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the PRC.  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to our HCF business in China.  Risks inherent in international operations also include the following:

-	local currency instability;
-	inflation;
-	the risk of realizing economic currency exchange losses when transactions are completed in the Chinese RMB and other currencies;
-	the ability to repatriate earnings under existing exchange control laws; and
-	political unrest.

Changes in import and export laws and tariffs can also materially impact international operations.  In addition, international operations involve political, as well as economic risks, including:

-	nationalization;
-	expropriation;
-	contract renegotiations; and
-	changes in laws resulting from governmental changes.

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

Some or all of our sales may be made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

-	the amount of government involvement;
-	the level of development;
-	the growth rate;
-	the control of foreign exchange; and
-	the allocation of resources.

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

We plan to conduct some of our sales and a substantial portion all of our administrative activities in China.  We will be generally subject to laws and regulations applicable to foreign investment in China.  The PRC legal system is based, at least in part, on written statutes.  Prior court decisions may be cited for reference but may have limited precedential value.  It is our understanding that since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.  We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the superior government.  These uncertainties may limit legal protections available to us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Our ability to compete effectively will depend on the success of Qinzhou in protecting its proprietary technology, both in the U.S. and abroad.  We believe that many patents have already been issued in the area of HCF, both in the U.S. and abroad, although to date we have not conducted a patent search. Qinzhou directly, or through us, plans to file for patent protection in the U.S. and possibly outside the United States after it acquires the HCF technology.  No assurances can be given that any additional patents will be issued to Qinzhou or to us.

No assurance can be given that any additional patents relating to the existing HCF technology will be issued by the United States or any foreign patent offices, that it will directly or through us receive any patents in the future based on its continued development of the HCF technology, or that our HCF patent protection within and/or outside of the U.S. will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing Qinzhou’s HCF technologies.

If Qinzhou directly, or through us, obtains additional patents, there can be no assurance they will be enforceable to prevent others from developing and marketing competitive products or methods.  If Qinzhou directly, or through us, brings an infringement action relating to any future patents, it may require the diversion of substantial funds from its or our operations and may require management to expend efforts that might otherwise be devoted to its or our operations.  Furthermore, there can be no assurance that Qinzhou or we will be successful in enforcing our HCF patent rights.

Further, if any more patents are issued, there can be no assurance that patent infringement claims in the U.S. or in other countries will not be asserted against Qinzhou or us by a competitor or others, or if asserted, that we will be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we or Qinzhou might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by Qinzhou or us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

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

The market for HCF is emerging and rapidly evolving, and its future success remains uncertain. If HCF is not suitable for widespread adoption or sufficient demand for HCF does not develop or takes longer to develop than we anticipate, we would be unable to generate revenue or to achieve or sustain profitability. In addition, demand for HCF in the markets and geographic regions where we operate may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of HCF and demand for our products, including:

-	cost-effectiveness of HCF as compared with conventional and other alternative energy products and technologies;
-	performance and reliability of HCF as compared with conventional and other alternative energy products and technologies;
-	capital expenditures by customers that tend to decrease if the PRC or global economy slows down; and
-	availability of government subsidies and incentives.

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

As of July 3, 2014, our principal stockholders and their affiliated entities own 61.35% of our outstanding common shares, representing 61.35% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

The market price for our stock may be volatile which may place downward pressure on our stock price.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

-	actual or anticipated fluctuations in our quarterly operating results;
-	changes in financial estimates by securities research analysts;
-	conditions in alternative energy and coal-based product markets;
-	changes in the economic performance or market valuations of other alternative energy and coal-based products companies;
-	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
-	addition or departure of key personnel;
-	intellectual property litigation; and
-	general economic or political conditions in China.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires January 31, 2015. We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $2,470 per month. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month. We lease office space in North Qinhua Street, Guangxi Province, Qinzhou, China for $458 per month. We believe that our facilities are adequate to meet our current and near-term needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTCBB and OTCQB under the trading symbol “ARAO”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2014:
First Quarter	$0.54	$0.15
Second Quarter	$0.45	$0.16
Third Quarter	$0.35	$0.16
Fourth Quarter	$0.52	$0.21
Fiscal year ended March 31, 2013:
First Quarter	$0.55	$0.06
Second Quarter	$0.65	$0.17
Third Quarter	$0.65	$0.30
Fourth Quarter	$0.65	$0.40

Holders

On July 1, 2014, the closing sales price of our common stock as reported on the OTCQB and OTCBB was $0.34 per share.  As of July 3, 2014, there were 890 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

On April 12, 2013, the Company issued 1,250,000 shares as a settlement for an advance from a customer in the amount of $500,000.

On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable.

During the year ended March 31, 2014, the Company issued 3,636,129 shares of common stock as finance charge for loans to related and unrelated parties.

During the year ended March 31, 2014, the Company issued 583,333 shares of common stock as share based compensation related to the issuance of patents.

During the year ended March 31, 2014, the Company issued 533,332 shares of common stock for compensation.

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

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies, performing R&D related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation.

On February 15, 2012, we entered into an agreement with GCH to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. As of July 3, 2014, this has not been achieved. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

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

Certain reclassifications were made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2014. These reclassifications had no effect on reported net loss or stockholders’ equity.

Fiscal Year 2014 Compared to Fiscal Year 2013

Results from Operations

 Revenues

Revenues were $454,820 and zero for 2014 and 2013, respectively. We expect to begin to increase our revenues starting in our fiscal year ending 2015 with additional funding.

Cost of Sales

Cost of sales was $222,189 and zero for the years ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,539,920 and $1,282,648 for the years ended March 31, 2014 and 2013, respectively.  The increase in expense of $257,272 in selling, general and administrative expenses was due to an increase in stock compensation.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($1,478,589) and ($1,276,583) in 2014 and 2013, respectively.   The increase in interest expense in the year ended March 31, 2014 compared to the year ended March 31, 2013 is due to the company issuing shares of common stock as an interest for delaying repayment of due balances to related parties for services received.

Liquidity and Capital Resources

Net cash used in operating activities was $873,496 and $1,326,138 in 2014 and 2013, respectively. The decrease was primarily due to an increase in equity compensation and accounts payable which was partially offset by an increase in accounts receivable.

Net cash used in investing activities was $9,231 and $160,300 in 2014 and 2013, respectively. The decrease was due to less cash used for capital expenditures related to equipment purchases and amounts spent on patents in 2014 compared to 2013.

Net cash provided by financing activities was $818,331 and $1,157,615 in 2014 and 2013, respectively.  The decrease in cash flows from financing activities was due to decreases in notes payable and issuance of common stock offset by increases due to related parties in 2014 compared to 2013.

The Company suffered recurring losses from operations and has an accumulated deficit of $10,941,250 at March 31, 2014.  Currently, we have not generated any revenues and as of March 31, 2014, had a cash balance of $11,112. The Company is seeking various forms of financing.  Currently, the Company’s CEO and CFO are accruing their compensation. To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 3 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $9,231 and $160,300 capital expenditures for the years ended March 31, 2014 and 2013, respectively.

Commitments and Contractual Obligations

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the employment agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

Effective January 1, 2014, we entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

We currently do not have any other material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	27
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2014 and 2013
Consolidated Balance Sheets	28
Consolidated Statements of Operations	29
Consolidated Statements of Stockholders' Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the result of its operations and its cash flows for the years ended March 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $10,941,250 as of March 31, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Walnut, California

July 3, 2014

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$11,112	$75,508
Due from affiliate	—	54,418
Accounts receivable	250,000	—
Deposits and other current assets	584,689	631,254
TOTAL CURRENT ASSETS	845,801	761,180
Fixed assets, net	284,869	445,704
Intangible assets, net	780,582	818,427
TOTAL ASSETS	$1,911,252	$2,025,311

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$375,562	$98,234
Deferred revenue	—	63,754
Customer advances	—	500,000
Due to related parties	1,147,446	412,615
Note payable	94,000	500,000
Convertible note payable and accrued interest, net of unamortized beneficial conversion feature	35,861	—
TOTAL CURRENT LIABILITIES	1,652,869	1,574,603

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,404,734 and 50,401,940 shares issued and outstanding at March 31, 2014 and 2013, respectively	58,404	50,402
Additional paid in capital	11,141,229	8,493,178
Accumulated deficit	(10,941,250)	(8,092,872)
Total stockholders' equity	258,383	450,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,911,252	$2,025,311

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013
REVENUES
Product	$454,820	$—
Total revenues	454,820	—
COST OF SALES	(222,189)	—
GROSS PROFIT	232,631	—
OPERATING EXPENSES
General and administrative expenses	1,539,920	1,282,648
Total operating expenses	1,539,920	1,282,648
LOSS FROM OPERATIONS	(1,307,289)	(1,282,648)
Loss in settlement of debt	(62,500)	—
Interest income (expense) and other, net	(1,478,589)	(1,276,583)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,848,378)	$(2,559,231)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.05)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	52,077,920	48,610,830

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2014 AND 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance at March 31, 2012	—	$—	47,662,190	$47,662	$6,961,350	$(5,533,641)	$1,475,371
Issuance of shares for services	—	—	60,000	60	13,140	—	13,200
Issuance of options	—	—	—	—	14,380	—	14,380
Issuance of shares	—	—	612,500	613	244,387	—	245,000
Issuance of shares for interest	—	—	1,250,000	1,250	811,250	—	812,500
Issuance of shares for finance charges	—	—	817,250	817	448,671	—	449,488
Net loss	—	—	—	—	—	(2,559,231)	(2,559,231)
Balance at March 31, 2013	—	$—	50,401,940	$50,402	$8,493,178	$(8,092,872)	$450,708
Issuance of shares for services	—	—	583,333	583	174,417	—	175,000
Issuance of options	—	—			77,538	—	77,538
Issuance of shares for deposit	—	—	1,250,000	1,250	561,250	—	562,500
Issuance of shares for compensation	—	—	533,332	533	132,800	—	133,333
Issuance of shares for finance charges	—	—	3,636,129	3,636	1,152,897	—	1,156,533
Issuance of shares for retirement of debt	—	—	2,000,000	2,000	498,000	—	500,000
BCF on convertible note payable, net	—	—			51,149	—	51,149
Net loss	—	—				(2,848,378)	(2,848,378)
Balance at March 31, 2014	—	$—	58,404,734	$58,404	$11,141,229	$(10,941,250)	$258,383

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,848,378)	$(2,559,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,911	71,175
Amortization of debt discount	47,511	—
Stock issued for services	308,333	13,200
Options issued for services rendered	77,538	14,380
Loss in settlement of debt	62,500	—
Stock issued for interest	1,156,533	1,261,988
Changes in operating s and liabilities:
Accounts receivable	(250,000)	—
Due from affiliate	54,418	8,775
Inventory	(32,580)	—
Prepaid expenses and other assets	79,144	(558,179)
Accounts payable and accrued expenses	277,328	(142,000)
Interest payable	50,000	—
Deferred revenue	(63,754)	63,754
Customer advances	—	500,000
Net cash used in operating activities	(873,496)	(1,326,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of intangible	(9,231)	(70,440)
Capital equipment purchases	—	(89,860)
Net cash used in investing activities	(9,231)	(160,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	245,000
Net proceeds from issuance of note payable	274,000	500,000
Due to related party	734,831	412,615
Repayment of note payable	(190,500)	—
Net cash provided by financing activities	818,331	1,157,615
NET DECREASE IN CASH	(64,396)	(328,823)
CASH, Beginning of year	75,508	404,331
CASH, End of year	$11,112	$75,508

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,361	$—
Income taxes	—	—
Stockholder advances forgiven and converted to additional paid-in capital	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

The Company issued 1,250,000 shares of common stock for settlement of a 500,000 deposit from customer.	$(500,000)	$—
The Company issued 2,000,000 shares of common stock for settlement of a 500,000 debt.	$(500,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on the development and production of environmentally friendly and cost effective industrial energy and fuel used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low grade iron ore fine and slimes beneficiation. AuraSource formed AuraSource Qinzhou Co. Ltd., a wholly owned subsidiary in China (“Qinzhou”) to acquire these types of Hydrocarbon Clean Fuel (“HCF”) technologies, performing research and development (“R&D”) related to the reduction of harmful emissions and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. Currently, we have seven patents issued related to our technologies: 1) ultrafine grinding and 2) ultrafine separation.

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $10,941,250 at March 31, 2014.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

Cash and Cash Equivalents — We consider cash equivalent with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable - The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management’s evaluation of historical and current industry trends. Although the Company expects to fully collect amounts due, actual collections may differ from estimated amounts. The Company estimates an allowance for doubtful accounts based upon a percentage of revenue earned. When the Company expects that there is less than a 20% chance of collection, the Company writes the receivable off to its allowance for doubtful accounts. The Company does not typically accrue interest or fees on past due amounts.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Property and Equipment - Property and Equipment are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows: machinery and equipment 5 years, office equipment 5 to 7 years, vehicles 5 years, and leasehold improvements use the shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 3 to 15 years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When we are paid in advance for products or services we classify these amounts as deferred revenue and amortized over the term of the agreement.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- In accordance with ASC 350-30, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  We currently believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products under development will continue.  Either of these could result in future impairment of long-lived assets.

Beneficial Conversion Features- From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Stock-Based Compensation — We periodically issue stock options and shares to employees and non-employees for services. We account for stock option grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for shares issued to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Net (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2014 and 2013 because their effect is anti-dilutive.

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

The carrying value of cash, accounts receivable, , accounts payables, and notes payable approximates their fair values due to their short-term maturities.

Reclassifications — Certain reclassifications were made to the 2013 financial statements to conform to the 2014 financial presentation.

Recently Issued Accounting Pronouncements   —

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP are effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2014). As of March 31, 2014 and 2013, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2014 is very minimal.

NOTE 3 – DUE FROM AFFILIATE

As of March 31, 2014 and 2013, an affiliated party, Timeway International Ltd, holds in trust $0 and $54,418, respectively. This money is used to pay various day to day expenses. Timeway International Ltd is controlled by our CEO.

NOTE 4 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $584,689 and $631,254 as of March 31, 2014 and 2013, respectively, and were comprised of the following:

	March 31, 2014	March 31, 2013
Inventory	$42,580	$10,000
Shipping deposits	10,205	96,254
Mineral reserve deposits	525,000	525,000
Prepaid expenses	6,904	—
Ending Balance	584,689	$631,254

On May 10, 2012, the Company agreed to purchase certain minerals from HKM Minerals for $50,000. The $10,000 represents a deposit towards that purchase. As of March 31, 2014, AuraSource is attempting to pull iridium out of the mineral, prior to selling.

On January 25, 2013, the Company entered into a broker transportation agreement with M&L Logistics, Inc. to arrange transportation of minerals for various carriers, consignors or consignees for one year. This agreement can be terminated at any time upon notice by either party. As of March 31, 2014, these deposits were recorded as shipping deposits.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2014, the Company has not obtained possession of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve.

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2014	2013
Office equipment	$5,013	$2,954
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	541,462
Less accumulated depreciation	(258,652)	(95,758)
Total fixed assets, net	$284,869	$445,704

The depreciation expense for the years ended March 31, 2014 and 2013 was $160,835 and $59,511, respectively.

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

The net intangibles were $780,582 and $818,427 as of March 31, 2014 and 2013. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The increases in intangible assets in the years ended March 31, 2014 and 2013 were $9,231 and $70,440, representing patent application fees. The Company recorded $47,076 and $11,664 in amortization expense in the years ended March 31, 2014 and 2013, respectively.

NOTE 7 – DEFERRED REVENUE

As of March 31, 2014 and 2013, the deferred revenue was $0 and $63,754, respectively, representing amount received from a customer for equipment to be shipped in the future.

NOTE 8 – CUSTOMER ADVANCES

As of March 31, 2014 and 2013, we have received $0 and $500,000 from customers to be applied towards the purchase of various minerals by those customers, respectively. On April 12, 2013, the Company issued 1,250,000 shares as a settlement for an advance from a customer in the amount of $500,000. We valued these shares at $562,500 and the difference of $62,500 is recorded as loss in settlement in other expense.

NOTE 9 – DUE TO RELATED PARTIES

As of March 31, 2014 and 2013, $1,147,446 and $412,615, respectively, is owed to the officers and directors of the Company. As of March 31, 2014, $325,608 is from the advancement of expenses and $821,838 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 10 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2013. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 11, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2014, the Company accrued interest of $50,000 and remains in the note payable account with no conversion right.

In the quarter ended March 31, 2014, the Company issued a note payable of $44,000 to Andis with no conversion right and interest of $1,000 per week which was paid in full on April 30, 2014.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

On April 5, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) with Asher Enterprises, Inc. (“Asher”). Under the terms of the SPA, the Company issued to Asher a convertible promissory note of $63,000. The note had a nine month maturity date from issuance. The note holder can convert the note after 180 days after the date of advance. The note bears interest at 8%. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had beneficial conversion feature (“BCF”) of $40,279 and was recorded in the balance sheet at face value less the unamortized BCF. On September 20, 2013, the Company paid off this note for $87,345 before the note holder can convert the balance to common shares.

On July 19, 2013, the Company entered into an SPA with Asher. Under the terms of the SPA, the Company issued to Asher a convertible promissory note of $37,500. The note had a nine month maturity date from issuance. The note holder can convert the note after 180 days after the date of advance. The note bears interest at 8%. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $23,975 and was recorded in the balance sheet at face value less the unamortized BCF. On January 22, 2014, the Company paid off this note for $52,113 before the note holder can convert the balance to common shares.

On September 20, 2013, the Company entered into an SPA with Todd Andis (“Andis”). Under the terms of the SPA, the Company issued to Andis a convertible promissory note of $90,000. The note had a six month maturity date from issuance. The note bears interest at 8%. The note holder can convert the note after 180 days after the date of advance. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $57,541 and was recorded in the balance sheet at face value less the unamortized BCF. On March 24, 2014, the Company paid off this note.

On March 19, 2014, the Company entered into an SPA with Asher. Under the terms of the SPA, the Company issued to Asher a convertible promissory note of $83,500. The note had a nine month maturity date from issuance. The note bears interest at 8%. The note holder can convert the note after 180 days after the date of advance. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $51,148 and was recorded in the balance sheet at face value less the unamortized BCF.

At March 31, 2014, convertible notes payable consisted of the following:

March 31, 2014
Convertible note payable - Asher, 8% interest, due in December 16, 2014	$83,500
Accrued interest	1,210
Less: unamortized discount of BCF – Asher	(48,849)
Convertible notes payable and interest, net of BCF	$35,861

The amortization expense on the discount of BCF for these notes for the year ended March 31, 2014 was $104,123 and was recorded as interest expense. The accrued interest as of March 31, 2014 was $1,210.

NOTE 12 – STOCK ISSUANCE

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

On April 12, 2013, the Company issued 1,250,000 shares as a settlement for an advance from a customer in the amount of $500,000 which we valued at $562,500 and the difference of $62,500 is recorded as loss in settlement in other expense. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. During the year ended March 31, 2014, the Company issued 3,636,129 shares of common stock as a $1,156,533 finance charge for loans to related and unrelated parties. During the year ended March 31, 2014, the Company issued 583,333 shares of common stock as a $175,000 share based compensation related to the issuance of services. During the year ended March 31, 2014, the Company issued 533,332 shares of common stock for various services valued at $133,333.

NOTE 13 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. The total grant date fair value of the outstanding options was $990,247.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the years ended March 31, 2014 and 2013, the Company recorded $77,538 and $14,380 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit. There is $0 unrecognized option expense at March 31, 2014 and 2013.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2014:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2013	3,090,000	$0.37
Granted	260,000	$0.30
Balance at March 31, 2014	3,350,000	$0.36

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price

$3.50	60,000	5.00	$3.50	60,000	$3.50
$1.00	60,000	6.00	$1.00	60,000	$1.00
$0.75	60,000	7.00	$0.75	60,000	$0.75
$0.45	60,000	9.00	$0.45	60,000	$0.45
$0.28	2,850,000	3.38	$0.28	-	-
$0.27	60,000	8.00	$0.27	60,000	$0.28
$0.25	200,000	9.75	$0.25	200,000	$0.25
Balance at March 31, 2014	3,350,000	4.08	$0.36	500,000	$0.82

NOTE 14 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2014 and 2013 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2014	2013
Weighted average common stock equivalents:
Non-plan stock options	3,350,000	3,090,000

NOTE 15 - INCOME TAX

The deferred tax asset as of March 31, 2014 and 2013 consisted of the following:

	2014	2013
Net operating loss carryforwards	$3,972,768	$2,469,278
Less valuation allowance	(3,972,768)	(2,469,278)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2014, the Company has net operating loss carryforward of $10,941,250 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2014 and 2013 is as follows:

	2014	2013
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	36.31%	36.31%
Income tax expense	—	—

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,470 per month. The lease expires January 31, 2015. As of March 31, 2014, $0 is due under this lease.

Litigation — The Company is currently not a party to any material legal proceedings.

Employment Agreement — Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2014, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2014, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	51	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	40	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the BOD. There are no family relationships between our executive officers and directors.

Philip Liu was appointed Chief Executive Officer, President and Chairman of the Board in July 2008. Mr. Liu has served as a director of the Company since July 2008. Mr. Liu has 25 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Since founding the Company in 2005, Mr. Liu has served as the managing director of Timeway International Ltd, a Hong Kong company. Through Mr. Liu, Timeway International Ltd. has provided investment banking advisory services to clients such as BOT Capital, Okay Airways, Rothschild China, Sunray Group, iKang Group and Arrail Dental. Mr. Liu is also a director of MyOEM Inc., a private corporation which he co-founded in 2000. From 1994 to 2001, Mr. Liu was the Asia Business Venture Partner of the Phoenix, Arizona based investment-banking firm, Yee, Desmond, Schroeder & Allan Inc. From 1988 to 1989, Mr. Liu worked as a project manager with China Kanghua Development Corp., one of the Chinese State Council direct controlled investment firms located in Beijing, China.  While at China Kanghua Development Corp., Mr. Liu served on the negotiation team with multinational investment banking firms in a major industrial joint venture project. From 1987 to 1988, Mr. Liu worked as a project manager in China Ningbo Import & Export Corp. From 1984 to 1986, Mr. Liu worked as a research fellow at the Economic Research Institute of Wuhan Iron & Steel Group under the Ministry of Metallurgical Industry of China. Mr. Liu was born and raised in China. He graduated from Hubei Business School in 1984, after he visited the United States as an exchange student. Mr. Liu attended North Carolina State University and Campbell University (North Carolina) between 1990 and 1993. Mr. Liu obtained a MBA in corporate finance from Campbell University.  Mr. Liu is a resident of Phoenix, Arizona and is a U.S. Citizen.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2014, all of our executive officers and directors have complied with all Section 16(a) filing requirements.

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

Audit Committee and Audit Committee Financial Expert

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors, we have formed an Audit Committee that is currently comprised of two members: Philip Liu, with Eric Stoppenhagen serving as Chairman of the committee. Our board of directors has determined that Mr. Stoppenhagen serves as the “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

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

Director Independence

Our BOD currently consists of two members: Philip Liu and Eric Stoppenhagen.

We do not have a separately designated compensation or nominating committee of our BOD and the functions customarily delegated to these committees are performed by our full BOD.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have determined that no member is “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2014 and 2013 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2014	-	—	607,212	(3)	4,616	(2)	—	611,828
Chief Executive Officer	2013	-	—	336,875	(3)	4,561	(2)	—	341,436

Eric Stoppenhagen (1)	2014	—	—	137,600	(3)	4,616	(2)	-	142,216
Chief Financial Officer	2013	—	—	112,613	(3)	4,561	(2)	-	117,174

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen were paid zero in 2014 and 2013 and accrued their compensation.
(2)	On April 1, 2012, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.27 for serving on the BOD. On April 1, 2012, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.45 for serving on the BOD. On January 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. The options will expire in 10 years.
(3)	Mr. Liu and Mr. Stoppenhagen were issued 612,500 and 204,750 shares of common stock, respectively, for interest to delay the repayment of the payables owed to them for services in 2013. Mr. Liu and Mr. Stoppenhagen were issued 2,024,040 and 458,666 shares of common stock, respectively, for interest to delay the repayment of the payables owed to them for services in 2014.

Narrative Disclosure to Summary Compensation Table

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

 In our fiscal year ending March 31, 2014, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2014

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2014.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2012	20,000	0	0.27	3/31/2022
Philip Liu	4/1/2013	20,000	0	0.45	3/31/2023
Eric Stoppenhagen	4/1/2013	20,000	0	0.45	3/31/2023
Philip Liu	1/1/2014	100,000	0	0.25	12/31/2023
Eric Stoppenhagen	1/1/2014	100,000	0	0.25	12/31/2023

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.  In the year ending March 31, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options for their services as officers of the Company.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2014.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Larry Kohler	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Larry Kohler	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75
Larry Kohler	20,000	100%	0.75
Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Larry Kohler	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Larry Kohler	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Larry Kohler	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2014 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2014	Value of Unexercised In-the-Money Options and Warrants at 3/31/2014
Philip Liu	0	N/A	1,150,000	0
Eric Stoppenhagen	0	N/A	1,150,000	0
Larry Kohler	0	N/A	1,050,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2014:

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Larry Kohler	—	4,616	-	4,616

(1)	The Company entered into a standard consulting arrangement with Mr. Kohler to provide consulting services for $3,000 per month. Additionally, Mr. Kohler is paid on a project by project basis for additional services provided. Mr. Kohler accrued all compensation during the year ended March 31, 2014

(2)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 3, 2014 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 58,404,735 shares of our common stock outstanding on July 3, 2014.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Hong Kong Minerals, Ltd	16,000,000	27.40%
Mongolia Natural Resource Investment Group	9,625,000	16.48%
Philip Liu (2)	6,719,996	11.51%
Eric Stoppenhagen(2)	2,242,166	3.84%
All officers and directors
as a group (three persons)	8,962,162	15.34%
	35,828,829	59,22%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (58,404,735) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3,350,000	$ 0.36	0
Total	3,350,000	$ 0.36	0

300,000 of these optioned were issued under the board compensation plan. Under the plan each member of the BOD receives 20,000 stock options per year which vest 25% at the end of each fiscal quarter. 2,850,000 options have an exercise price of $0.28 and will vest upon the company earning $5 million in revenues.

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the employment arrangements described above in “Executive Compensation”, since April 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

-	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for our last two completed fiscal years; and

-	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we dismissed Goldman Kurland and Mohidin, LLP (“GKM”) as its independent registered public accounting firm. The decision was approved by our Board of Directors.

The reports of GKM on our financial statements for the fiscal years ended March 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended March 31, 2013 and 2012, and the subsequent period through the date of this report, there were (i) no disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM would have caused GKM to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2014 and 2013, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2014 and 2013, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was zero for 2014 and 2013.

The aggregate fees billed by GKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2014 and 2013, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $29,000 and $28,500 for 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2014 and 2013.

There were no fees billed by GKM for audit-related services for the years ended March 31, 2014 and 2013.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2014 and 2013 were zero.

The aggregate fees billed by GKM for tax-related services for the years ended March 31, 2014 and 2013 were $1,100 and $1,100, respectively.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2014 and 2013.

There were no fees billed by GKM for other services not described above for the years ended March 31, 2014 and 2013.

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

AuraSource, Inc.

Date: July 3, 2014	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 3, 2014	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	July 3, 2014
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 3, 2014
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 3, 2014
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 3, 2014

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.