Form 10-Q
period 2014-06-30
AuraSource, Inc.
filed 2014-08-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, $.001 par value	58,410,448

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	March 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash	$90,869	$11,112
Accounts receivable	120,000	250,000
Deposits and other current assets	580,689	584,689
TOTAL CURRENT ASSETS	791,558	845,801
Fixed assets, net	244,660	284,869
Intangible assets, net	768,802	780,582
TOTAL ASSETS	$1,805,020	$1,911,252

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$340,995	$375,562
Due to related parties	1,221,593	1,147,446
Note payable	60,000	94,000
Convertible note payable and accrued interest	106,516	35,861
TOTAL CURRENT LIABILITIES	1,729,104	1,652,869

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,424,734 and 58,404,734 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	58,424	58,404
Additional paid in capital	11,399,938	11,141,229
Accumulated deficit	(11,382,446)	(10,941,250)
Total stockholders' equity	75,916	258,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,805,020	$1,911,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2014	2013

Revenue	$45,000	$8,603

Cost of revenue	16,500	9,105

Gross profit (loss)	28,500	(502)

Operating expenses
General and administrative expenses	388,215	404,849
Total operating expenses	388,215	404,849

Loss from operations	(359,715)	(405,351)

Interest income (expense) and other, net	(81,482)	(284,104)

Net loss applicable to common stockholders	$(441,196)	$(689,455)

Basic & diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	58,410,448	50,828,568

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(441,196)	$(689,455)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51,989	64,730
Stock issued for services and interest	—	259,583
Options issued for services	96,543	3,462
Changes in operating assets and liabilities
Accounts receivable	130,000	—
Due from affiliate	—	(823)
Deposits and other current assets, net	4,000	5,505
Accounts payable and accrued expenses	51,088	36,564
Accounts payable – related parties	—	99,120
Net cash used in operating activities	(107,576)	(221,314)

Cash flows from investing activities
Cash paid for acquisition of intangible	—	(8,088)
Net cash used in investing activities	—	(8,088)

Cash flows from financing activities
Proceeds from issuance of common stock, net	162,186	—
Net proceeds from issuance of notes payable	—	63,000
Repayment of note payable	(49,000)	—
Loans payable	—	108,382
Loans payable - related parties, net	74,147	63,102
Net cash provided by financing activities	187,333	234,484

Net change in cash and equivalents	79,757	5,082

Cash and equivalents - beginning balance	11,112	75,508

Cash and equivalents - ending balance	$90,869	$80,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$5,000	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY

The Company issued 1,250,000 shares of common stock for settlement of a 500,000 deposit from customer.	$—	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURASOURCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED) AND MARCH 31, 2014

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $11,382,446 at June 30, 2014.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2014 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending March 31, 2015.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2014 and 2013 because their effect is anti-dilutive.

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

Reclassifications — Certain reclassifications were made to the prior period amounts disclosed in the consolidated financial statements to conform to the presentation form the three months ended June 30, 2014. These reclassifications had no effect on reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – There were no significant changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2014 compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2014). As of June 30, 2014 and March 31, 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $580,689 and $584,689 as of June 30, 2014 and March 31, 2014, respectively, and were comprised of the following:

	June 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Inventory	$42,580	$42,580
Shipping deposits	6,205	10,205
Mineral reserve deposits	525,000	525,000
Prepaid expenses	6,904	6,904
Ending Balance	580,689	$584,689

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	March 31,
	2014 (Unaudited)	2014 (Audited)
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(298,861)	(258,652)
Total fixed assets, net	$244,660	$284,869

The depreciation expense for the three months ended June 30, 2014 and 2013 was $40,223 and $40,209, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

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

The net intangibles were $768,802 and $780,582 as of June 30, 2014 and March 31, 2014. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,664 in amortization expense in the three months ended June 30, 2014 and 2013.

NOTE 6 – DUE TO RELATED PARTIES

As of June 30, 2014 and March 31, 2014, $1,221,593 and $1,147,446, respectively, is owed to the officers and directors of the Company. As of June 30, 2014, $350,009 is from the advancement of expenses and $871,584 is for past due compensation. As of March 31, 2014, $325,608 is from the advancement of expenses and $821,838 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2013. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 11, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of June 30, 2014, the Company accrued interest of $60,000 and remains in the note payable account with no conversion right.

In the quarter ended March 31, 2014, the Company issued a note payable of $44,000 to Andis with no conversion right and interest of $1,000 per week which was paid in full on April 30, 2014 for $49,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On March 19, 2014, the Company entered into an SPA with Asher. Under the terms of the SPA, the Company issued to Asher a convertible promissory note of $83,500. The note had a nine month maturity date from issuance. The note bears interest at 8%. The note holder can convert the note after 180 days after the date of advance. Any principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price, 61% multiplied by the market price (representing a discount rate of 39%). Market price is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. On July 15, 2014, the Company paid the note in full.

NOTE 9 – STOCK ISSUANCE

On June 4, 2014, we issued 20,000 shares of the Company common stock for $6,000 at a share price of $0.30. Additionally, we received $156,186 for the purchase of common stock which as of the date of this report we have not issued the stock.

NOTE 10 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months June 30, 2014, the Company recorded $96,543 in compensation expense arising from the vesting of options. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit. There is $12,860 unrecognized option expense at June 30, 2014.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 155%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ended June 30, 2014:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2014	3,350,000	$0.36
Granted	260,000	$0.36
Balance at June 30, 2014	3,610,000	$0.36

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price

$3.50	60,000	4.75	$3.50	60,000	$3.50
$1.00	60,000	5.75	$1.00	60,000	$1.00
$0.75	60,000	6.75	$0.75	60,000	$0.75
$0.50	60,000	9.75	$0.50	15,000	$0.50
$0.45	60,000	8.75	$0.45	60,000	$0.45
$0.28	2,850,000	3.13	$0.28	-	-
$0.27	60,000	7.75	$0.27	60,000	$0.28
$0.25	400,000	9.62	$0.25	400,000	$0.25
Balance at June 30, 2014	3,610,000	4.25	$0.36	715,000	$0.65

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2014 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

Revenues

Revenues were $45,000 and $8,603 for the three months ended June 30, 2014 and 2013, respectively.

Gross Profit

Gross profit was $28,500 and $(502) for the three months ended June 30, 2014 and 2013.

General and Administrative Expenses

General and administrative expenses were $388,215 and $404,849 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $16,634 was due primarily to a decrease in salaries offset by an increase in stock compensation for the three months ended June 30, 2014 compared to 2012.

Interest Income (Expense) and Other

Interest income (expense) and other was $(81,482) and $(284,104) for the three months ended June 30, 2014 and 2013, respectively. The interest expense for the three months ended June 30, 2014 was primarily due to the outstanding note payables. The interest expense for the three months ended June 30, 2014 was primarily due to finance charges incurred in connection with obtaining loans from related and unrelated parties and recording $197,083 in interest income (expense) and other, for issuance of 437,963 common shares in lieu of these charges. The increase was also due to amortization of the beneficial conversion feature on a convertible note payable in the amount of $12,757 and recorded as part of interest income (expense) and other, interest expense on notes payable of $11,229 and loss on settlement of customer deposit of $62,500.

Liquidity and Capital Resources

Net cash used in operating activities was $107,576 and $221,314 in the three months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to the officers accruing their salaries and less cash provided to our affiliate.

Net cash used in investing activities was $0 and $8,088 in the three months ended June 30, 2014 and 2013, respectively. The difference was the decrease in capital expenditures on intangibles purchases for the three months ending June 30, 2014.

Net cash provided by financing activities was $187,333 and $234,484 in the three months ended June 30, 2014 and 2013, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $11,382,446 at June 30, 2014. The Company has incurred losses of $441,196 and $689,455 for the three months ended June 30, 2014 and 2013, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2014 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2014, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2014, the Company issued 20,000 shares of common stock for $6,000. The issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

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

AURASOURCE, INC.

Date: August 14, 2014	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 14, 2014	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.