Form 10-Q
period 2014-09-30
AuraSource, Inc.
filed 2014-11-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common Stock, $.001 par value	58,424,735

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash	$301,839	$11,112
Accounts receivable	200,000	250,000
Deposits and other current assets	707,439	584,689
TOTAL CURRENT ASSETS	1,209,278	845,801
Fixed assets, net	206,219	284,869
Intangible assets, net	757,022	780,582
TOTAL ASSETS	$2,172,519	$1,911,252

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$342,696	$375,562
Due to related parties	1,295,558	1,147,446
Note payable	60,000	94,000
Deferred revenue	80,000	—
Customer deposits	450,000	—
Convertible note payable and accrued interest	—	35,861
TOTAL CURRENT LIABILITIES	2,228,254	1,652,869

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,424,734 and 58,404,734 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	58,424	58,404
Additional paid in capital	11,668,525	11,141,229
Accumulated deficit	(11,782,684)	(10,941,250)
Total stockholders' equity (deficit)	(55,735)	258,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,172,519	$1,911,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	$96,216	$45,000	$104,820

Cost of revenue	—	63,754	16,500	72,859

Gross profit	—	32,462	28,500	31,961

Operating expenses:
General & administrative expenses	398,009	287,754	786,313	692,604
Total operating expenses	398,009	287,754	786,313	692,604

Loss from operations	(398,009)	(255,292)	(757,813)	(660,643)

Interest income (expense) and other, net	(2,140)	(34,844)	(83,622)	(318,948)

Net loss applicable to common stockholders	$(400,149)	$(290,136)	$(841,435)	$(979,591)

Basic & diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	58,424,734	50,828,568	58,417,630	50,828,568

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(841,435)	$(979,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	102,210	135,247
Stock issued for services and interest	—	259,583
Options issued for services	190,955	6,924
Changes in operating assets and liabilities
Accounts receivable	50,000	—
Due from affiliate	—	(1,194)
Inventory	—	(32,580)
Deposits and other current assets, net	(122,750)	69,145
Accounts payable and accrued expenses	74,773	51,795
Accounts payable – related parties	184,632	190,888
Deferred revenue	80,000	(63,754)
Customer deposits	450,000	—
Net cash provided by / (used) in operating activities	168,385	(363,537)

Cash flows from investing activities
Cash paid for acquisition of intangible	—	(8,088)
Net cash used in investing activities	—	(8,088)

Cash flows from financing activities
Proceeds from issuance of common stock, net	336,362	—
Net proceeds from issuance of notes payable	—	190,501
Repayment of note payable	(177,500)	(87,345)
Advances (payments) to related parties	(36,519)	247,841
Net cash provided by financing activities	122,342	350,997

Net change in cash	290,727	(20,628)

Cash - beginning balance	11,112	75,508

Cash - ending balance	$301,839	$54,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$5,000	$2,361
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY

The Company issued 1,250,000 shares of common stock for settlement of a 500,000 deposit from customer.	$—	$500,000

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $11,782,684 at September 30, 2014.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2014 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending March 31, 2015.

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

Property and Equipment - Property and Equipment are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows: machinery and equipment 3 years, office equipment 3 years, vehicles 5 years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When we are paid in advance for products or services we classify these amounts as deferred revenue and recognize over the term of the agreement.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2014 and 2013 because their effect is anti-dilutive.

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

Reclassifications — Certain reclassifications were made to the prior period amounts disclosed in the consolidated financial statements to conform to the presentation form the three and six months ended September 30, 2014. These reclassifications had no effect on reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – There were no significant changes in the Company’s critical accounting policies and estimates during the six months ended September 30, 2014 compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of September 30, 2014). As of September 30, 2014 and March 31, 2014, our deposits exceeded insured amounts by $27,385. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $707,439 and $584,689 as of September 30, 2014 and March 31, 2014, respectively, and were comprised of the following:

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Inventory	$42,580	$42,580
Shipping deposits	132,955	10,205
Mineral reserve deposits	525,000	525,000
Prepaid expenses	6,904	6,904
Ending Balance	707,439	$584,689

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	March 31,
	2014 (Unaudited)	2014 (Audited)
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(337,302)	(258,652)
Total fixed assets, net	$206,219	$284,869

The depreciation expense for the three and six months ended September 30, 2014 was $38,441 and $90,429, respectively. The depreciation expense for the three and six months ended September 30, 2013 was $40,208 and $80,418, respectively.

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

The net intangibles were $768,802 and $780,582 as of September 30, 2014 and March 31, 2014. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,780 and $11,765 in amortization expense in the three months ended September 30, 2014 and 2013, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of September 30, 2014 and March 31, 2014, $1,295,558 and $1,147,446, respectively, is owed to the officers and directors of the Company. As of September 30, 2014, $349,838 is from the advancement of expenses and $945,719 is for past due compensation. As of March 31, 2014, $325,608 is from the advancement of expenses and $821,838 is for past due compensation.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), an unrelated party, and recorded the corresponding note as a current liability on the balance sheet. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2013. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 11, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of September 30, 2014, the Company accrued interest of $60,000 and remains in the note payable account with no conversion right.

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

NOTE 9 – STOCK ISSUANCE

On June 4, 2014, we issued 20,000 shares of the Company common stock for $6,000 at a share price of $0.30. Additionally, we received $330,362 for the purchase of common stock which as of the date of this report we have not issued the stock.

NOTE 10 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and six months September 30, 2014, the Company recorded $94,412 and $190,955 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 159%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the six months ended September 30, 2014:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2014	3,350,000	$0.36
Granted	460,000	$0.25
Balance at September 30, 2014	3,810,000	$0.35

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Exercise Price

$3.50	60,000	4.50	$3.50	60,000	$3.50
$1.00	60,000	5.50	$1.00	60,000	$1.00
$0.75	60,000	6.50	$0.75	60,000	$0.75
$0.50	60,000	9.50	$0.50	15,000	$0.50
$0.45	60,000	8.50	$0.45	60,000	$0.45
$0.28	2,850,000	3.13	$0.28	-	-
$0.27	60,000	7.50	$0.27	60,000	$0.28
$0.25	600,000	9.25	$0.25	600,000	$0.25
Balance at September 30, 2014	3,810,000	4.00	$0.35	915,000	$0.57

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Revenues

Revenues were $0 and $96,216 for the three months ended September 30, 2014 and 2013, respectively.

Gross Profit

Gross profit was $0 and $32,462 for the three months ended September 30, 2014 and 2013.

General and Administrative Expenses

General and administrative expenses were $398,009 and $287,754 for the three months ended September 30, 2014 and 2013, respectively. The increase of $110,344 was due primarily to an increase in stock compensation for the three months ended September 30, 2014 compared to 2013.

Interest Income (Expense) and Other

Interest income (expense) and other was $(2,140) and $(34,844) for the three months ended September 30, 2014 and 2013, respectively. The interest expense for the three months ended September 30, 2014 was primarily due to the outstanding note payables. The interest expense for the three months ended September 30, 2013 was primarily due to finance charges incurred in connection with obtaining loans from unrelated parties. The decrease was the result of the payoff of notes payable.

For the Six Months Ended September 30, 2014 and 2013

Revenues

Revenues were $45,000 and $104,820 for the six months ended September 30, 2014 and 2013, respectively.

Gross Profit

Gross profit was $28,500 and $31,961 for the six months ended September 30, 2014 and 2013.

General and Administrative Expenses

General and administrative expenses were $786,313 and $692,604 for the six months ended September 30, 2014 and 2013, respectively. The increase of $93,709 was due primarily to an increase in stock compensation for the six months ended September 30, 2014 compared to 2013.

Interest Income (Expense) and Other

Interest income (expense) and other was $(83,622) and $(318,948) for the six months ended September 30, 2014 and 2013, respectively. The interest expense for the six months ended September 30, 2014 was primarily due to the outstanding note payables. The interest expense for the six months ended September 30, 2013 was primarily due to finance charges incurred in connection with obtaining loans from related and unrelated parties and recording $197,083 in interest income (expense) and other, for issuance of 437,963 common shares in lieu of these charges. The increase was also due to amortization of the beneficial conversion feature on a convertible note payable in the amount of $12,757 and recorded as part of interest income (expense) and other, interest expense on notes payable of $11,229 and loss on settlement of customer deposit of $62,500.

Liquidity and Capital Resources

Net cash used in operating activities was $168,385 and $363,537 in the six months ended September 30, 2014 and 2013, respectively.

Net cash used in investing activities was $0 and $8,088 in the six months ended September 30, 2014 and 2013, respectively. The difference was the decrease in capital expenditures on intangibles purchases for the six months ending September 30, 2014.

Net cash provided by financing activities was $122,342 and $350,997 in the six months ended September 30, 2014 and 2013, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $11,782,684 at September 30, 2014. The Company has incurred losses of $841,435 and $979,591 for the six months ended September 30, 2014 and 2013, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of September 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2014, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended September 30, 2014, the Company issued 20,000 shares of common stock for $6,000. The issuances of the shares of our common stock to investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act, as the shares were sold to accredited investors and were not sold through any general solicitation or advertisement. The shares sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration.

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

AURASOURCE, INC.

Date: November 14, 2014	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: November 14, 2014	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.