Form 10-K
period 2015-03-31
AuraSource, Inc.
filed 2015-06-29
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]   No  [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter was $9,232,151 (based on the closing sales price of the registrant's common stock on that date).

At June 29, 2015, there were 60,206,655 shares of the Registrant’s common stock outstanding.

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

Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2015, we had an accumulated deficit of $12,396,156. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2015 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

As of June 29, 2015, our principal stockholders and their affiliated entities own 55.93% of our outstanding common shares, representing 55.93% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires June 30, 2016 and $34,425 is due through the remainder of the lease. As of March 31, 2015, $0 is due under this lease. We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $2,470 per month which ended in May 2015. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expires in March 2016 and $12,816 is due through the remainder of the lease. We lease office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires on December 31, 2015 and $2,394 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2015:
First Quarter	$0.51	$0.30
Second Quarter	$0.36	$0.18
Third Quarter	$0.35	$0.13
Fourth Quarter	$0.49	$0.20
Fiscal year ended March 31, 2014:
First Quarter	$0.54	$0.15
Second Quarter	$0.45	$0.16
Third Quarter	$0.35	$0.16
Fourth Quarter	$0.52	$0.21

Holders

On June 29, 2015, the closing sales price of our common stock as reported on the OTCQB and OTCBB was $0.46 per share.  As of June 29, 2015, there were approximately 900 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

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

On February 15, 2012, we entered into an agreement with GCH to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. As of June 29, 2015, this has not been achieved. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When we are paid in advance for products or services we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, and we amortized the price over the term of the agreement.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- In accordance with ASC 360, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We currently believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Certain reclassifications were made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended March 31, 2015. These reclassifications had no effect on reported net loss or stockholders’ equity.

Fiscal Year 2015 Compared to Fiscal Year 2014

Results from Operations

Revenues

Revenues were $519,168 and $454,820 for 2015 and 2014, respectively. The increase in revenue was attributable to the commencement of shipping minerals and the sale of mineral processing technology.

Cost of Sales

Cost of sales was $444,149 and $222,189 for the years ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,431,572 and $1,539,920 for the years ended March 31, 2015 and 2014, respectively.  The decrease in expense of $108,348 in selling, general and administrative expenses was due to a decrease in stock compensation.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($98,353) and ($1,478,589) in 2015 and 2014, respectively.   The interest expense for the year ending March 31, 2015 was primarily due to the outstanding note payables. The interest expense for the year ending March 31, 2014 was primarily due to finance charges incurred in connection with obtaining loans from related and unrelated parties and recording $197,083 in interest income (expense) and other, for issuance of 437,963 common shares in lieu of these charges and a loss on settlement of customer deposit of $62,500. In addition, the Company recorded amortization of the beneficial conversion feature on convertible notes payable of $66,834 for the year ending March 31, 2014.

Liquidity and Capital Resources

Net cash used in operating activities was $611,079 and $873,496 in 2015 and 2014, respectively. The decrease in cash used was primarily due to an increase in equity compensation and interest payable and decrease in accounts receivable which was partially offset by a decrease in accounts payable.

Net cash used in investing activities was $0 and $9,231 in 2015 and 2014, respectively. The decrease was due to less cash used for capital expenditures related to equipment purchases and amounts spent on patents in 2015 compared to 2014.

Net cash provided by financing activities was $609,751 and $818,331 in 2015 and 2014, respectively.  The decrease in cash flows from financing activities was due to decreases in notes payable offset by issuance of common and increases due to related parties in 2015 compared to 2014.

The Company suffered recurring losses from operations and has an accumulated deficit of $12,396,156 at March 31, 2015.  Currently, we have not generated consistent revenues as of March 31, 2015, had a cash balance of $9,784. The Company is seeking various forms of financing.  Currently, the Company’s CEO and CFO are accruing their compensation. To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 3 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 and $9,231 capital expenditures for the years ended March 31, 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	26
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2015 and 2014
Consolidated Balance Sheets	27
Consolidated Statements of Operations	28
Consolidated Statements of Stockholders' Equity (Deficit)	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the result of its operations and its cash flows for the years ended March 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $12,396,156 as of March 31, 2015. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Walnut, California

June 29, 2015

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$9,784	$11,112
Accounts receivable, net	—	250,000
Deposits and other current assets	526,963	584,689
TOTAL CURRENT ASSETS	536,747	845,801
Fixed assets, net	129,336	284,869
Intangible assets, net	733,463	780,582
TOTAL ASSETS	$1,399,546	$1,911,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$334,778	$375,562
Customer advances	5,832	—
Due to related parties	1,508,955	1,147,446
Note payable and accrued interest	132,458	94,000
Convertible note payable and accrued interest, net of unamortized beneficial conversion feature	—	35,861
TOTAL CURRENT LIABILITIES	1,982,023	1,652,869

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 60,206,655 and 58,404,734 shares issued and outstanding at March 31, 2015 and 2014, respectively	60,206	58,404
Additional paid in capital	11,753,473	11,141,229
Accumulated deficit	(12,396,156)	(10,941,250)
Total stockholders' equity (deficit)	(582,477)	258,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,399,546	$1,911,252

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014
REVENUES
Product	$519,168	$454,820
Total revenues	519,168	454,820
COST OF SALES	(444,149)	(222,189)
GROSS PROFIT	75,019	232,631
OPERATING EXPENSES
General and administrative expenses	1,431,572	1,539,920
Total operating expenses	1,431,572	1,539,920
LOSS FROM OPERATIONS	(1,356,553)	(1,307,289)
Loss in settlement of debt	—	(62,500)
Interest income (expense) and other, net	(98,353)	(1,478,589)
NET LOSS	$(1,454,906)	$(2,848,378)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	58,694,562	52,077,920

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2015 AND 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance at March 31, 2013	—	$—	50,401,940	$50,402	$8,493,178	$(8,092,872)	$450,708
Issuance of shares for services	—	—	583,333	583	174,417	—	175,000
Issuance of options	—	—			77,538	—	77,538
Issuance of shares for deposit	—	—	1,250,000	1,250	561,250	—	562,500
Issuance of shares for compensation	—	—	533,332	533	132,800	—	133,333
Issuance of shares for finance charges	—	—	3,636,129	3,636	1,152,897	—	1,156,533
Issuance of shares for retirement of debt	—	—	2,000,000	2,000	498,000	—	500,000
BCF on convertible note payable, net	—	—			51,149	—	51,149
Net loss	—	—				(2,848,378)	(2,848,378)
Balance at March 31, 2014	—	$—	58,404,734	$58,404	$11,141,229	$(10,941,250)	$258,383
Issuance of shares for cash	—	—	1,801,920	1,802	360,582	—	362,384
Issuance of options	—	—			251,662	—	251,662
Net loss	—	—				(1,454,906)	(1,454,906)
Balance at March 31, 2015	—	$—	60,206,654	$60,206	$11,753,473	$(12,396,156)	$(582,477)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,454,906)	$(2,848,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,652	207,911
Amortization of debt discount	—	47,511
Stock issued for services	—	308,333
Options issued for services rendered	251,662	77,538
Bad debt expenses	150,000	—
Provision for inventory reserves	42,580	—
Loss in settlement of debt	—	62,500
Stock issued for interest		1,156,533
Changes in operating
s and liabilities:
Accounts receivable	100,000	(250,000)
Due from affiliate	—	54,418
Inventory	—	(32,580)
Prepaid expenses and other assets	15,145	79,144
Accounts payable and accrued expenses	(40,784)	277,328
Interest payable	116,740	50,000
Deferred revenue	—	(63,754)
Customer advances	5,832	—
Net cash used in operating activities	(611,079)	(873,496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of intangible	—	(9,231)
Capital equipment purchases	—	—
Net cash used in investing activities	—	(9,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	362,384	—
Net proceeds from issuance of note payable	63,357	274,000
Due to related party	361,510	734,831
Repayment of note payable	(177,500)	(190,500)
Net cash provided by financing activities	609,751	818,331
NET DECREASE IN CASH	(1,328)	(64,396)
CASH, Beginning of year	11,112	75,508
CASH, End of year	$9,784	$11,112

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,361	$2,361
Income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITY:

The Company issued 1,250,000 shares of common stock for settlement of a 500,000 deposit from customer.	$—	$(500,000)
The Company issued 2,000,000 shares of common stock for settlement of a 500,000 debt.	$—	$(500,000)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $12,396,156 at March 31, 2015.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When we are paid in advance for products or services we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, we amortized the price over the term of the agreement.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- In accordance with ASC 360, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  We currently believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products under development will continue.  Either of these could result in future impairment of long-lived assets.

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

Net (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2015 and 2014 because their effect is anti-dilutive.

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

The carrying value of cash, accounts receivable, accounts payables, and notes payable approximates their fair values due to their short-term maturities.

Reclassifications — Certain reclassifications were made to the 2014 financial statements to conform to the 2015 financial presentation.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2015). As of March 31, 2015 and 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2015 is very minimal.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $526,963 and $584,689 as of March 31, 2015 and 2014, respectively, and were comprised of the following:

	March 31, 2015	March 31, 2014
Inventory	$—	$42,580
Shipping deposits	10,918	10,205
Mineral reserve deposits	516,045	525,000
Prepaid expenses	—	6,904
Ending Balance	$526,963	$584,689

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2015, the Company has obtained possession a small amount of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues.

For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve. During the year ended March 31, 2015, AuraSource started shipping minerals from GCM and have reduced the deposit by $8,955.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2015	2014
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(414,185)	(258,652)
Total fixed assets, net	$129,336	$284,869

The depreciation expense for the years ended March 31, 2015 and 2014 was $155,533 and $160,835, respectively.

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

The net intangibles were $733,463 and $780,582 as of March 31, 2015 and 2014. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The increases in intangible assets in the years ended March 31, 2015 and 2014 were $0 and $9,231, representing patent application fees. The Company recorded $47,119 and $47,076 in amortization expense for the years ended March 31, 2015 and 2014, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of March 31, 2015 and 2014, $1,508,955 and $1,147,446, respectively, is owed to the officers and directors of the Company. As of March 31, 2015, $169,949 is from the advancement of expenses and $1,339,006 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. See Note 10, Stock Issuance, for further details. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2015, the Company accrued interest of $69,101 and remains in the note payable account with no conversion right.

NOTE 8 – NOTE PAYABLE

In the quarter ended March 31, 2014, the Company issued a note payable of $44,000 with no conversion right and interest of $1,000 per week which was paid in full on April 30, 2014.

In September 30, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The principle and interest are due on September 15, 2016.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

NOTE 10 – STOCK ISSUANCE

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

NOTE 11 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the year ended March 31, 2015, the Company recorded $251,662 in compensation expense arising from the vesting of options. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 160%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2015:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2013	3,090,000	0.37
Granted	260,000	0.30
Balance at March 31, 2014	3,350,000	$0.36
Granted	860,000	$0.25
Balance at March 31, 2015	4,210,000	$0.35

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2015 and 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price

$3.50	60,000	5.00	$3.50	60,000	$3.50
$1.00	60,000	6.00	$1.00	60,000	$1.00
$0.75	60,000	7.00	$0.75	60,000	$0.75
$0.45	60,000	9.00	$0.45	60,000	$0.45
$0.28	2,850,000	3.38	$0.28	-	-
$0.27	60,000	8.00	$0.27	60,000	$0.28
$0.25	200,000	9.75	$0.25	200,000	$0.25
Balance at March 31, 2014	3,350,000	4.08	$0.36	500,000	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price

$3.50	60,000	4.00	$3.50	60,000	$3.50
$1.00	60,000	5.00	$1.00	60,000	$1.00
$0.75	60,000	6.00	$0.75	60,000	$0.75
$0.50	60,000	9.00	$0.50	60,000	$0.50
$0.45	60,000	8.00	$0.45	60,000	$0.45
$0.28	2,850,000	2.63	$0.28	-	-
$0.27	60,000	7.00	$0.27	60,000	$0.28
$0.25	1,000,000	8.75	$0.25	1,000,000	$0.25
Balance at March 31, 2015	4,210,000	3.75	$0.35	1,315,000	$0.57

NOTE 12 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2015 and 2014 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2015	2014
Weighted average common stock equivalents:
Non-plan stock options	4,210,000	3,350,000

NOTE 13 - INCOME TAX

The deferred tax asset as of March 31, 2015 and 2014 consisted of the following:

	2015	2014
Net operating loss carryforwards	$4,501,044	$3,972,768
Less valuation allowance	(4,501,044)	(3,972,768)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of March 31, 2015, the Company has net operating loss carryforward of $12,396,156 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2015 and 2014 is as follows:

	2014	2013
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	36.31%	36.31%
Income tax expense	—	—

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 1,260 square feet of office space at 1490 South Price Road, Suite 219, Chandler, Arizona for $2,295 per month. The lease expires June 30, 2016 and $34,425 is due through the remainder of the lease. As of March 31, 2015, $0 is due under this lease. We lease 135 square meters of space in Jindi International Park B1-32B, Beijing, China for $2,470 per month which ended in May 2015. We lease 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expires in March 2016 and $12,816 is due through the remainder of the lease. We lease office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires on December 31, 2015 and $2,394 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2015, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2015, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	52	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	41	Chief Financial Officer, Treasurer and a Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the BOD. There are no family relationships between our executive officers and directors.

Philip Liu was appointed Chief Executive Officer, President and Chairman of the Board in July 2008. Mr. Liu has served as a director of the Company since July 2008. Mr. Liu has 30 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Since founding the Company in 2005, Mr. Liu has served as the managing director of Timeway International Ltd, a Hong Kong company. Through Mr. Liu, Timeway International Ltd. has provided investment banking advisory services to clients such as BOT Capital, Okay Airways, Rothschild China, Sunray Group, iKang Group and Arrail Dental. Mr. Liu is also a director of MyOEM Inc., a private corporation which he co-founded in 2000. From 1994 to 2001, Mr. Liu was the Asia Business Venture Partner of the Phoenix, Arizona based investment-banking firm, Yee, Desmond, Schroeder & Allan Inc. From 1988 to 1989, Mr. Liu worked as a project manager with China Kanghua Development Corp., one of the Chinese State Council direct controlled investment firms located in Beijing, China.  While at China Kanghua Development Corp., Mr. Liu served on the negotiation team with multinational investment banking firms in a major industrial joint venture project. From 1987 to 1988, Mr. Liu worked as a project manager in China Ningbo Import & Export Corp. From 1984 to 1986, Mr. Liu worked as a research fellow at the Economic Research Institute of Wuhan Iron & Steel Group under the Ministry of Metallurgical Industry of China. Mr. Liu was born and raised in China. He graduated from Hubei Business School in 1984, after he visited the United States as an exchange student. Mr. Liu attended North Carolina State University and Campbell University (North Carolina) between 1990 and 1993. Mr. Liu obtained a MBA in corporate finance from Campbell University.  Mr. Liu is a resident of Phoenix, Arizona and is a U.S. Citizen.

Eric Stoppenhagen was appointed Chief Financial Officer (“CFO”) and Treasurer in July 2008. He has served as a director of the Company since July 2008. Mr. Stoppenhagen through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides CFO services to these companies, including transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than 15 years of financial experience having served in an executive capacity for several public and private companies, including Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; President of Catalyst Lighting Group, Inc. in 2010; and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

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

Board Experience

Our BOD has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our BOD has extensive and broad legal, auditing and accounting experience. Our BOD has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the BOD on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our BOD. On an individual basis:

Mr. Liu has 30 years of experience in international trade, business development, investment banking and financial services, as well as entrepreneurial ventures. He has worked both in China and in the United States and has led a number of entrepreneurial ventures, including two medical device distribution ventures, in China. Mr. Stoppenhagen, has over 15 years of experience in managing publicly traded companies and brings insight into all aspects of our business due to both his current role with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and specifically digital pathology has been instrumental in the creation, development and launching of our company, as well as our current strategy.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2015, all of our executive officers and directors have complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2015 and 2014 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2014	—	—	607,212	(3)	4,616	(2)	—	611,828
Chief Executive Officer	2015	56,000	—	—		124,760	(2)	—	341,436

Eric Stoppenhagen (1)	2014	55,862	—	137,600	(3)	4,616	(2)	-	142,216
Chief Financial Officer	2015	—	—	—		124,760	(2)	-	117,174

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen were paid zero in 2014. In 2015, these amounts paid were for accrued compensation from to 2011 and 2012. In 2014 and 2015, Mr. Liu and Mr. Stoppenhagen accrued their compensation.
(2)	On April 1, 2013, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.45 for serving on the BOD. On April 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.50 for serving on the BOD. On January 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On April 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On July 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On October 1, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On January 1, 2015, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. The options will expire in 10 years after issuance.
(3)	Mr. Liu and Mr. Stoppenhagen were issued 2,024,040 and 458,666 shares of common stock, respectively, for interest to delay the repayment of the payables owed to them for services in 2014.

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

 In our fiscal year ending March 31, 2015, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2015

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2015.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2012	20,000	0	0.27	3/31/2022
Philip Liu	4/1/2013	20,000	0	0.45	3/31/2023
Eric Stoppenhagen	4/1/2013	20,000	0	0.45	3/31/2023
Philip Liu	1/1/2014	100,000	0	0.25	12/31/2023
Eric Stoppenhagen	1/1/2014	100,000	0	0.25	12/31/2023

Philip Liu	4/1/2014	20,000	0	0.50	3/31/2024
Eric Stoppenhagen	4/1/2014	20,000	0	0.50	3/31/2024
Philip Liu	4/1/2014	100,000	0	0.25	3/31/2024
Eric Stoppenhagen	4/1/2014	100,000	0	0.25	3/31/2024

Philip Liu	7/1/2014	100,000	0	0.25	6/30/2024
Eric Stoppenhagen	7/1/2014	100,000	0	0.25	6/30/2024

Philip Liu	10/1/2014	100,000	0	0.25	9/30/2024
Eric Stoppenhagen	10/1/2014	100,000	0	0.25	9/30/2024

Philip Liu	1/1/2015	100,000	0	0.25	12/31/2024
Eric Stoppenhagen	1/1/2015	100,000	0	0.25	12/31/2024

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.  In the year ending March 31, 2014, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options for their services as officers of the Company. In the year ending March 31, 2015, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options for their services as officers of the Company.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2015.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75
Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2015 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 3/31/2015	Value of Unexercised In-the-Money Options and Warrants at 3/31/2015
Philip Liu	0	N/A	1,570,000	0
Eric Stoppenhagen	0	N/A	1,570,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2015:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 29, 2015 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of June 29, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 60,206,655 shares of our common stock outstanding on June 29, 2015.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 219, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Hong Kong Minerals, Ltd	16,000,000	25.26%
Mongolia Natural Resource Investment Group	9,625,000	15.19%
Philip Liu (2)	7,139,996	11.27%
Eric Stoppenhagen(2)	2,662,166	4.20%
All officers and directors
as a group (three persons)	9,802,162	15.47%
	35,828,829	56.56%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (63,346,654) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	4,210,000	$ 0.35	0
Total	4,210,000	$ 0.35	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2015.

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

The reports of GKM on our financial statements for the fiscal years ended March 31, 2014 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended March 31, 2014 and 2012, and the subsequent period through the date of this report, there were (i) no disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM would have caused GKM to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2015 and 2014, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2015 and 2014, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $32,500 and $0 for 2015 and 2014.

The aggregate fees billed by GKM for the audit of the Company’s consolidated financial statements in the years ended March 31, 2015 and 2014, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $0 and $29,000 for 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2015 and 2014.

There were no fees billed by GKM for audit-related services for the years ended March 31, 2015 and 2014.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2015 and 2014 were zero.

The aggregate fees billed by GKM for tax-related services for the years ended March 31, 2015 and 2014 were $0 and $1,100, respectively.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2015 and 2014.

There were no fees billed by GKM for other services not described above for the years ended March 31, 2015 and 2014.

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

AuraSource, Inc.

Date: June 29, 2015	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2015	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer ( Principal Executive Officer )	June 29, 2015
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2015
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	June 29, 2015
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	June 29, 2015

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.