Form 10-Q
period 2015-12-31
AuraSource, Inc.
filed 2016-01-20
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 19, 2016
Common Stock, $.001 par value	60,206,655

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,870	$9,784
Accounts receivable, net	—	—
Deposits and other current assets	526,963	526,963
TOTAL CURRENT ASSETS	530,833	536,747
Fixed assets, net	14,503	129,336
Intangible assets, net	707,464	733,463
TOTAL ASSETS	$1,252,800	$1,399,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$316,047	$334,778
Customer advances	5,832	5,832
Due to related parties	2,069,902	1,508,955
Note payable and accrued interest	135,309	132,458
TOTAL CURRENT LIABILITIES	2,527,090	1,982,023

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 60,206,655 shares issued and outstanding, respectively	60,206	60,206
Additional paid in capital	11,941,626	11,753,473
Accumulated deficit	(13,276,122)	(12,396,156)
Total stockholders' deficit	(1,274,290)	(582,477)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,252,800	$1,399,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenue	$—	$486,668	$—	$531,668

Cost of revenue	—	385,069	—	401,569

Gross profit	—	101,599	—	130,099

Operating expenses:
General & administrative expenses	260,517	323,872	905,716	1,110,185
Total operating expenses	260,517	323,872	905,716	1,110,185

Loss from operations	(260,517)	(222,273)	(905,716)	(980,086)

Interest income (expense) and other, net	31,439	(3,262)	25,750	(86,883)

Net loss applicable to common stockholders	$(229,078)	$(225,535)	$(879,966)	$(1,066,969)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding	60,206,654	58,424,734	60,206,654	58,420,006

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(879,966)	$(1,066,969)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	150,292	152,431
Options issued for services	188,153	205,816
Bad debt expenses	—	60,000
Changes in operating assets and liabilities
Accounts receivable	—	50,000
Deposits and other current assets, net	—	2,036
Accounts payable and accrued expenses	(15,879)	105,143
Accounts payable – related parties	358,491	253,395
Interest payable	—	107,639
Deferred revenue	—	37,500
Customer advances	—	5,832
Net cash used in operating activities	(198,909)	(87,177)

Cash flows from investing activities
Cash paid for acquisition of intangible	(9,461)	—
Net cash used in investing activities	(9,461)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	338,527
Net proceeds from issuance of notes payable	—	—
Repayment of note payable	—	(177,500)
Net proceeds from loans payable	—	—
Advances from related parties, net	202,456	(36,518)
Net cash provided by financing activities	202,456	124,509

Net change in cash and equivalents	(5,914)	37,332

Cash - beginning balance	9,784	11,112

Cash - ending balance	$3,870	$48,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $13,276,122 at December 31, 2015.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2015 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year ending March 31, 2016.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended December 31, 2015 and 2014 because their effect is anti-dilutive.

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

Reclassifications — Certain reclassifications were made to the prior period amounts disclosed in the consolidated financial statements to conform to the presentation form the three and nine months ended December 31, 2015. These reclassifications had no effect on reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – There were no significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2015 compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2015). As of December 31, 2015 and March 31, 2015, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets were $526,963 and $526,963 as of December 31, 2015 and March 31, 2015, respectively, and were comprised of the following:

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
Inventory	$—	$—
Shipping deposits	10,918	10,918
Mineral reserve deposits	516,045	516,045
Prepaid expenses	—	—
Ending Balance	$526,963	$526,963

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(529,018)	(414,185)
Total fixed assets, net	$14,503	$129,336

The depreciation expense for the three and nine months ended December 31, 2014 was $38,441 and $117,092, respectively. The depreciation expense for the three and nine months ended December 31, 2015 was $38,195 and $114,832, respectively.

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

The net intangibles were $707,464 and $733,463 as of December 31, 2015 and March 31, 2015. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,840 and $11,780 in amortization expense in the three months ended December 31, 2015 and 2014, respectively. The Company recorded $35,460 and $35,339 in amortization expense in the nine months ended December 31, 2015 and 2014, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of December 31, 2015 and March 31, 2015, $2,069,902 and $1,508,955, respectively, is owed to the officers and directors of the Company. As of December 31, 2015, $626,698 is from the advancement of expenses and $1,443,204 is for past due compensation. As of March 31, 2015, $169,949 is from the advancement of expenses and $1,339,006 is for past due compensation.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of December 31, 2015, the Company accrued interest of $69,101 and remains in the note payable account with no conversion right.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The amount of interest as of December 31, 2015 is $2,850. The principle and interest are due on September 15, 2016.

NOTE 8 – STOCK ISSUANCE

On June 4, 2014, we issued 20,000 shares of the Company common stock for $6,000 at a share price of $0.30. On February 3, 2015, the Company issued 1,781,920 shares of its common stock at $0.20 per share for a total of $356,384.

NOTE 9 - STOCK OPTIONS

 In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2015, we granted an additional 40,000 options to purchase shares of our common stock at $0.49 per share to certain members of our BOD. In April 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and nine months ended December 31, 2015, the Company recorded $32,366 and $188,153 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 198%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2014	3,350,000	$0.36
Granted	860,000	$0.25
Balance at March 31, 2015	4,210,000	$0.35
Granted	640,000	$0.25
Balance at December 31, 2015	4,850,000	$0.34

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price

$3.50	60,000	3.25	$3.50	60,000	$3.50
$1.00	60,000	4.25	$1.00	60,000	$1.00
$0.75	60,000	5.25	$0.75	60,000	$0.75
$0.50	60,000	8.25	$0.50	60,000	$0.50
$0.49	40,000	9.25	$0.49	10,000	$0.49
$0.45	60,000	7.25	$0.45	60,000	$0.45
$0.28	2,850,000	1.88	$0.28	-	-
$0.27	60,000	6.25	$0.27	60,000	$0.28
$0.25	1,600,000	8.25	$0.25	1,600,000	$0.25
Balance at December 31, 2015	4,850,000	3.00	$0.345	1,925,000	$0.57

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

Results of Operations

For the Three Months Ended December 31, 2015 and 2014

Revenues

Revenues were $0 and $486,668 for the three months ended December 31, 2015 and 2014, respectively. The revenue was attributable to the commencement of shipping minerals and the sale of mineral processing technology in 2014.

Gross Profit

Gross profit was $0 and $101,599 for the three months ended December 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $260,517 and $323,872 for the three months ended December 31, 2015 and 2014, respectively. The decrease of $63,355 was due primarily to an overall reduction in expenses to conserve cash.

Interest Income (Expense) and Other

Interest income (expense) and other was $31,439 and $(3,262) for the three months ended December 31, 2015 and 2014, respectively. The other expense was for 2015 was primarily due to a currency adjustment. Additionally, the interest expense for the three months ended December 31, 2015 and 2014 was primarily due to the outstanding note payables.

For the Nine Months Ended December 31, 2015 and 2014

Revenues

Revenues were $0 and $531,668 for the nine months ended December 31, 2015 and 2014, respectively. The decrease in revenue was attributable to the not shipping minerals for processing.

Gross Profit

Gross profit was $0 and $130,099 for the nine months ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $905,716 and $1,110,185 for the nine months ended December 31, 2015 and 2014, respectively. The decrease of $204,469 was due primarily to an overall reduction in expenses to conserve cash.

Interest Income (Expense) and Other

Interest income (expense) and other was $25,750 and $(86,883) for the nine months ended December 31, 2015 and 2014, respectively. The other income was due to a currency adjustment. The interest expense for the nine months ended December 31, 2015 was primarily due to the outstanding note payables. The interest expense for the nine months ended December 31, 2014 was primarily due to finance charges incurred in connection with obtaining loans from unrelated parties. The decrease was the result of the payoff of notes payable.

Liquidity and Capital Resources

Net cash used in operating activities was $(198,909) and $(87,177) in the nine months ended December 31, 2015 and 2014, respectively. The increase in cash used for operations was mainly due to amounts earned from shipments in 2014.

Net cash used in investing activities was $9,461 and $0 in the nine months ended December 31, 2015 and 2014, respectively. The increase was due to amounts paid for patents.

Net cash provided by financing activities was $202,456 and $124,509 in the nine months ended December 31, 2015 and 2014, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $13,276,122 at December 31, 2015. The Company has incurred losses of $879,966 and $1,066,969 for the nine months ended December 31, 2015 and 2014, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our ICFR was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: January 19, 2016	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: January 19, 2016	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.