Form 10-K
period 2016-03-31
AuraSource, Inc.
filed 2017-10-02
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-28585

AURASOURCE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	68-0427395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1490 South Price Road, Suite 210, Chandler, AZ	85286
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(480) 292-7179

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]      No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]   No  [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter was $410,967 (based on the closing sales price of the registrant's common stock on that date).

At September 29, 2017, there were 66,311,973 shares of the Registrant’s common stock outstanding.

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

There can be no assurance we will be able to carry out our plans for our HCF technology. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our HCF technology.  We will also need to finance the cost of effectively protecting our intellectual property rights in the US and abroad where we intend to market our technology and products.

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

Employees

The Company currently has 4 full and part time employees and consultants.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2016, we had an accumulated deficit of $13,594,582. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2016 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is quoted and traded on the OTC Markets (“OTCMkts”) and it trades for less than $5.00 per share.  The OTCMKRTS are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTCMKRTS, NASDAQ or any exchange, even if eligible in the future.

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

Our common shares historically are "thinly-traded" on the OTCMKRTS, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

As of September 29, 2017, our principal stockholders and their affiliated entities own 58.68% of our outstanding common shares, representing 58.68% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Nevada law and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law.  The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 260 square feet of office space at 1490 South Price Road, Suite 210C, Chandler, Arizona for $700 per month. The lease expires June 30, 2018 and $7,000 is due through the remainder of the lease. As of March 31, 2017, $0 is due under this lease. We leased 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expired in March 2018. We leased office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires in March 2018. We believe that our facilities are adequate to meet our current and near-term needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Markets under the trading symbol “ARAO”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCMKRTS. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2016:
First Quarter	$0.49	$0.17
Second Quarter	$0.46	$0.15
Third Quarter	$0.38	$0.10
Fourth Quarter	$0.28	$0.03
Fiscal year ended March 31, 2015:
First Quarter	$0.51	$0.30
Second Quarter	$0.36	$0.18
Third Quarter	$0.35	$0.13
Fourth Quarter	$0.49	$0.20

Holders

On September 28, 2017, the closing sales price of our common stock as reported on the OTCMKRTS was $0.08 per share.  As of September 29, 2017, there were approximately 900 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended March 31, 2017, the Company issued 1,646,985 shares of common stock as finance charge for loans to related parties.

During the year ended March 31, 2017, the Company issued 125,000 shares of common stock in exchange for debt.

During the year ended March 31, 2017, the Company issued 4,333,333 shares of common stock for $130,000.

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

Overview

We focus on the development and production of environmentally friendly and cost effective industrial energy and feedstock used for industrial applications. AuraCoal, AuraSource’s core technology, includes ultrafine grinding and impurities removal processes. Initial industrial applications of AuraSource technology are ultra-fine coal water mixture for heavy oil substitution, and low-grade iron ore fine and slimes beneficiation. AuraSource formed Qinzhou to acquire these types of HCF technologies, performing R&D related to the reduction of harmful emission and energy costs for HCF technology and products based on this technology, licensing HCF technology to third parties and selling services and products derived from this technology. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation.

On February 15, 2012, we entered into an agreement with GCH to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue the Mineral Deposit Shares to GCH or its assigns. The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. As of September 29, 2017, this has not been achieved. Additionally, we entered into an agreement with GCM to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as relates to applications involving precious metals in exchange for royalty payments of five percent of gross revenues.

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

Fiscal Year 2016 Compared to Fiscal Year 2015

Results from Operations

Revenues

Revenues were $0 and 519,168 for the years ended March 31, 2016 and 2015, respectively. The decrease in revenue was attributable to the commencement of shipping minerals and the sale of mineral processing technology in 2015.

Cost of Sales

Cost of sales was $0 and $444,149 for the years ended March 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,177,998 and $1,431,572 for the years ended March 31, 2016 and 2015, respectively.  The decrease in expense of $253,574 in selling, general and administrative expenses was due to a decrease operations and specifically a decrease in professional fees, travel, insurance and rent.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($20,428) and ($98,353) for the years ended March 31, 2016 and 2015, respectively.   The interest expense for the year ending March 31, 2015 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash used in operating activities was $903,290 and $611,079 for the years ended March 31, 2016 and 2015, respectively. The increase in cash used was primarily due to a decrease in bad debt, inventory reserves, accounts receivable, and interest payable from 2015 to 2016

Net cash used in investing activities was $0 and $0 for the years ended March 31, 2016 and 2015, respectively.

Net cash provided by financing activities was $867,183 and $609,751 for the years ended March 31, 2016 and 2015, respectively.  The increase in cash flows from financing activities was due to increases due to related parties in 2016 compared to 2015.

The Company suffered recurring losses from operations and has an accumulated deficit of $13,594,582 at March 31, 2016.  Currently, we have not generated consistent revenues as of March 31, 2016, had a cash balance of $3,551. The Company is seeking various forms of financing.  Currently, the Company’s CEO and CFO are accruing their compensation. To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 3 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 capital expenditures for the years ended March 31, 2016 and 2015, respectively.

Commitments and Contractual Obligations

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the employment agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu has deferred his compensation under this agreement.

Effective January 1, 2014, we entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Stoppenhagen has deferred his compensation under this agreement.

We currently do not have any other material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	26
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2016 and 2015
Consolidated Balance Sheets	27
Consolidated Statements of Operations and Comprehensive Income	28
Consolidated Statements of Stockholders' Equity (Deficit)	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the result of its operations and its cash flows for the years ended March 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $13,594,582 as of March 31, 2016. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Diamond Bar, California

September 29, 2017

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$3,550	$9,784
Deposits and other current assets – related parties	526,963	526,963
TOTAL CURRENT ASSETS	530,513	536,747
Fixed assets, net	5,602	129,336
Intangible assets, net	698,618	733,463
TOTAL ASSETS	$1,234,733	$1,399,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$171,016	$334,778
Customer advances	—	5,832
Due to related parties	2,376,137	1,508,955
Note payable and accrued interest	143,459	132,458

TOTAL CURRENT LIABILITIES	2,690,612	1,982,023

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 60,206,654 and 60,206,654 shares issued and outstanding at March 31, 2016 and 2015, respectively	60,206	60,206
Additional paid in capital	12,048,024	11,753,473
Accumulated other comprehensive income	30,473	—
Accumulated deficit	(13,594,582)	(12,396,156)
Total stockholders' equity (deficit)	(1,455,879)	(582,477)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,234,733	$1,399,546

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2016 AND 2015

	2016	2015
REVENUES
Product	$—	$519,168
Total revenues	—	519,168
COST OF SALES	—	(444,149)
GROSS PROFIT	—	75,019
OPERATING EXPENSES
General and administrative expenses	1,177,998	1,431,572
Total operating expenses	1,177,998	1,431,572
LOSS FROM OPERATIONS	(1,177,998)	(1,356,553)

Interest income (expense) and other, net	(20,428)	(98,353)
NET LOSS	(1,198,426)	(1,454,906)

Other Comprehensive Income
Foreign currency translation gain (loss)	30,473	—
Total Comprehensive Loss	$(1,167,953)	$(1,454,906)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	60,206,654	58,694,562

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2016 AND 2015

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2014	—	$—	58,404,734	$58,404	$11,141,229	$(10,941,250)	$—	$258,383
Issuance of shares for retirement of debt	—	—	1,801,920	1,802	360,582	—	—	362,384
BCF on convertible note payable, net	—	—	—	—	251,662	—	—	251,662
Net loss	—	—	—	—		(1,454,906)	—	(1,454,906)
Balance at March 31, 2015	—	—	60,206,654	60,206	11,753,473	(12,396,156)	—	(582,477)
Issuance of options	—	—	—	—	294,551			294,551
Net loss	—	—	—	—	—	(1,198,426)	—	(1,198,426)
Foreign currency translation adjustment	—	—	—	—	—	—	30,473	30,473
Balance at March 31, 2016	—	$—	60,206,654	$60,206	$12,048,024	$(13,594,582)	$30,473	$(1,455,879)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,198,426)	$(1,454,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,579	202,652
Equity issued for services rendered	294,551	251,662
Bad debt expenses	—	150,000
Provision for inventory reserves	—	42,580
Accounts receivable	—	100,000
Prepaid expenses and other assets	—	15,145
Accounts payable and accrued expenses	(163,763)	(40,784)
Interest payable	11,001	116,740
Customer advances	(5,832)	5,832
Net cash used in operating activities	(903,890)	(611,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital equipment purchases	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	362,384
Net proceeds from issuance of note payable	—	63,357
Due to related party	867,183	361,510
Repayment of note payable	—	(177,500)
Net cash provided by financing activities	867,183	609,751
Effect of exchange rate fluctuation on cash and cash equivalents	30,473	—
NET DECREASE IN CASH	(6,234)	(1,328)
CASH, Beginning of year	9,784	11,112
CASH, End of year	$3,550	$9,784

	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$2,361
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

Going Concern — The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $13,594,582 at March 31, 2016.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. market. Cost is determined using standard costs, which approximates the first-in, first-out method. Net realizable value is the expected selling price in the ordinary course of business minus any costs of completion, disposal, and transportation.

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

Comprehensive Income - We have adopted ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general purpose financial statements. We have chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended March 31, 2016 was $30,473, compared a translation loss of $0 for the year ended March 31, 2015.

Net (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2016 and 2015 because their effect is anti-dilutive.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2016, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

In January 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2016). As of March 31, 2016 and 2015, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2016 is very minimal.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTIES

Deposits and other current assets were $526,963 and $526,963 as of March 31, 2016 and 2015, respectively, and were comprised of the following:

	March 31, 2016	March 31, 2015
Shipping deposits	10,918	10,918
Mineral reserve deposits	516,045	516,045

Ending Balance	$526,963	$526,963

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2016, the Company has obtained possession a small amount of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. GCH, GCM and HKM all have the same beneficial owner. HKM is considered an affiliate as it owns greater than 10% of our outstanding common stock.

For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2016	2015
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(537,919)	(414,185)
Total fixed assets, net	$5,602	$129,336

The depreciation expense for the years ended March 31, 2016 and 2015 was $123,734 and $155,533, respectively.

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

The net intangibles were $698,618 and $733,463 as of March 31, 2016 and 2015. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $47,358 and $47,119 in amortization expense for the years ended March 31, 2016 and 2015, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of March 31, 2016 and 2015, $2,376,137 and $1,508,955, respectively, is owed to the officers and directors of the Company. As of March 31, 2016, $717,830 is from the advancement of expenses and $1,576,451 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability. As of March 31, 2016, $161,922 is owed to GCH.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2016, the Company accrued interest of $74,400 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

NOTE 8 – NOTE PAYABLE

In September 30, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The principle and interest was due on September 15, 2016 and the note is in default. As of March 31, 2016, the balance is $69,059.

NOTE 9 – STOCK ISSUANCE

On June 4, 2014, we issued 20,000 shares of the Company common stock for $6,000 at a share price of $0.30. On February 3, 2015, the Company issued 1,781,920 shares of its common stock at $0.20 per share for a total of $356,384.

NOTE 10 - STOCK OPTIONS

In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2015, we granted an additional 40,000 options to purchase shares of our common stock at $0.49 per share to certain members of our BOD. In April 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the year ended March 31, 2016, the Company recorded $294,581 in compensation expense arising from the vesting of options. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 382%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2016:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2014	3,350,000	$0.37
Granted	860,000	$0.30
Balance at March 31, 2015	4,210,000	$0.36
Granted	840,000	$0.25
Balance at March 31, 2016	5,050,000	$0.35

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2016 and 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price

$3.50	60,000	4.00	$3.50	60,000	$3.50
$1.00	60,000	5.00	$1.00	60,000	$1.00
$0.75	60,000	6.00	$0.75	60,000	$0.75
$0.50	60,000	8.00	$0.50	60,000	$0.50
$0.49	40,000	9.00	$0.49	40,000	$0.49
$0.45	60,000	8.00	$0.45	60,000	$0.45
$0.28	2,850,000	2.38	$0.28	-	-
$0.27	60,000	7.00	$0.27	60,000	$0.28
$0.25	1,800,000	8.75	$0.25	1,800,000	$0.25
Balance at March 31, 2016	5,050,000	4.08	$0.36	2,200,000	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price

$3.50	60,000	4.00	$3.50	60,000	$3.50
$1.00	60,000	5.00	$1.00	60,000	$1.00
$0.75	60,000	6.00	$0.75	60,000	$0.75
$0.50	60,000	9.00	$0.50	60,000	$0.50
$0.45	60,000	8.00	$0.45	60,000	$0.45
$0.28	2,850,000	2.63	$0.28	-	-
$0.27	60,000	7.00	$0.27	60,000	$0.28
$0.25	1,000,000	8.75	$0.25	1,000,000	$0.25
Balance at March 31, 2015	4,210,000	3.75	$0.35	1,315,000	$0.57

NOTE 11 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2016 and 2015 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2016	2015
Weighted average common stock equivalents:
Non-plan stock options	5,050,000	4,210,000

NOTE 12 - INCOME TAX

The deferred tax asset as of March 31, 2016 and 2015 consisted of the following:

	2016	2015
Net operating loss carryforwards	$4,936,193	$4,501,044
Less valuation allowance	(4,936,193)	(4,501,044)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The Company has not filed its tax returns for the years ending March 31, 2014, 2015 and 2016.

As of March 31, 2016, the Company has net operating loss carryforward of $13,594,582 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2016 and 2015 is as follows:

	2016	2015
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	36.31%	36.31%
Income tax expense	—	—

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 260 square feet of office space at 1490 South Price Road, Suite 210C, Chandler, Arizona for $700 per month. The lease expires June 30, 2018 and $7,000 is due through the remainder of the lease. As of March 31, 2017, $0 is due under this lease. We leased 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expired in March 2018. We leased office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires in March 2018. We believe that our facilities are adequate to meet our current and near-term needs.

Litigation — The Company is currently not a party to any material legal proceedings.

Employment Agreement — Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring his compensation until such time as the Company can afford payment.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Stoppenhagen is currently deferring his compensation until such time as the Company can afford payment.

NOTE 14 – SUBSEQUENT EVENTS

During the year ended March 31, 2017, the Company issued 1,646,985 shares of common stock as finance charge for loans to related parties.

During the year ended March 31, 2017, the Company issued 125,000 shares of common stock in exchange for debt.

During the year ended March 31, 2017, the Company issued 4,333,333 shares of common stock for $130,000.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2016, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	53	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	42	Chief Financial Officer, Treasurer and a Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2016, our executive officers and directors have not complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2016 and 2015 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2016	—	—	—	123,776	(2)	—	123,776
Chief Executive Officer	2015	—	—	—	124,760	(2)	—	124,760

Eric Stoppenhagen (1)	2016	—	—	-	123,776	(2)	-	123,776
Chief Financial Officer	2015	—	—	—	124,760	(2)	-	124,760

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen accrued their compensation.
(2)

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

On April 1, 2015, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.49 for serving on the BOD. On April 1, 2015, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On July 1, 2015, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On October 1, 2015, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On January 1, 2016, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. The options will expire in 10 years after issuance.

Narrative Disclosure to Summary Compensation Table

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring his compensation until such time as the Company can afford payment.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Stoppenhagen is currently deferring his compensation until such time as the Company can afford payment.

 In our fiscal year ending March 31, 2016, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2016

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2016.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2012	20,000	0	0.27	3/31/2022
Philip Liu	4/1/2013	20,000	0	0.45	3/31/2023
Eric Stoppenhagen	4/1/2013	20,000	0	0.45	3/31/2023

Philip Liu	1/1/2014	100,000	0	0.25	12/31/2023
Eric Stoppenhagen	1/1/2014	100,000	0	0.25	12/31/2023

Philip Liu	4/1/2014	20,000	0	0.50	3/31/2024
Eric Stoppenhagen	4/1/2014	20,000	0	0.50	3/31/2024
Philip Liu	4/1/2014	100,000	0	0.25	3/31/2024
Eric Stoppenhagen	4/1/2014	100,000	0	0.25	3/31/2024

Philip Liu	7/1/2014	100,000	0	0.25	6/30/2024
Eric Stoppenhagen	7/1/2014	100,000	0	0.25	6/30/2024

Philip Liu	10/1/2014	100,000	0	0.25	9/30/2024
Eric Stoppenhagen	10/1/2014	100,000	0	0.25	9/30/2024

Philip Liu	1/1/2015	100,000	0	0.25	12/31/2024
Eric Stoppenhagen	1/1/2015	100,000	0	0.25	12/31/2024

Philip Liu	4/1/2015	20,000	0	0.49	3/31/2025
Eric Stoppenhagen	4/1/2015	20,000	0	0.49	3/31/2025
Philip Liu	4/1/2015	100,000	0	0.25	3/31/2025
Eric Stoppenhagen	4/1/2015	100,000	0	0.25	3/31/2025

Philip Liu	7/1/2015	100,000	0	0.25	6/30/2025
Eric Stoppenhagen	7/1/2015	100,000	0	0.25	6/30/2025

Philip Liu	10/1/2015	100,000	0	0.25	9/30/2025
Eric Stoppenhagen	10/1/2015	100,000	0	0.25	9/30/2025

Philip Liu	1/1/2016	100,000	0	0.25	12/31/2025
Eric Stoppenhagen	1/1/2016	100,000	0	0.25	12/31/2025

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.  In the year ending March 31, 2015, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company. In the year ending March 31, 2016, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2016.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75
Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.49
Eric Stoppenhagen	20,000	100%	0.49
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2016 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at March 31, 2016	Value of Unexercised In-the-Money Options and Warrants at March 31, 2016
Philip Liu	0	N/A	1,990,000	0
Eric Stoppenhagen	0	N/A	1,990,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2016:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 29, 2017 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 66,311,972 shares of our common stock outstanding on September 29, 2017.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 210C, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Hong Kong Minerals, Ltd	16,000,000	24.13%
Mongolia Natural Resource Investment Group	9,625,000	14.51%
Philip Liu (2)	9,364,303	14.12%
Eric Stoppenhagen(2)	3,924,844	5.92%
All officers and directors
as a group (two persons)	13,289,147	20.04%
	38,914,147	58.68%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (66,311,972) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,050,000	$ 0.25	0
Total	5,050,000	$ 025	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2016.

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

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring his compensation until such time as the Company can afford payment.

Effective January 1, 2014, the Company entered into an employment agreement with Eric Stoppenhagen, the Company’s CFO.  Under the employment agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Stoppenhagen is currently deferring his compensation until such time as the Company can afford payment.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2016 and 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2016 and 2015, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $24,950 and $32,500 for 2016 and 2015 for the years ended March 31, 2016 and 2015, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2016 and 2015.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2016 and 2015 were zero.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2016 and 2015.

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

AuraSource, Inc.

Date: September 29, 2017	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: September 29, 2017	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer (Principal Executive Officer)	September 29, 2017
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2017
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	September 29, 2017
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	September 29, 2017

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.