Form 10-Q
period 2016-06-30
AuraSource, Inc.
filed 2017-10-02
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28585

AuraSource, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	68-0427395 (IRS Employer Identification No.)

1490 South Price Rd. #210

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 29, 2017
Common Stock, $.001 par value	66,311,972

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,528	$3,550
Deposits and other current assets – related party	526,963	526,963
TOTAL CURRENT ASSETS	535,491	530,513
Fixed assets, net	—	5,602
Intangible assets, net	686,720	698,618
TOTAL ASSETS	$1,222,211	$1,234,733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$150,067	$171,016
Due to related parties	601,047	2,376,137
Note payable and accrued interest	146,642	143,459
Note payable and accrued interest – related party	2,010,322	—
TOTAL CURRENT LIABILITIES	2,908,078	2,690,612

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 61,978,639 and 60,206,654 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	61,977	60,206
Additional paid in capital	12,298,229	12,048,024
Accumulated other comprehensive income	40,095	30,473
Accumulated deficit	(14,086,168)	(13,594,582)
Total stockholders' deficit	(1,685,867)	(1,455,879)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,222,211	$1,234,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2016	2015

Revenue	$—	$—

Cost of revenue	—	—

Gross profit (loss)	—	—

Operating expenses
General and administrative expenses	449,925	334,533
Total operating expenses	449,925	334,533

Loss from operations	(449,925)	(334,533)

Interest income (expense) and other, net	(41,661)	(1,772)

Net loss	$(491,586)	$(336,305)
Other Comprehensive Income
Foreign currency translation gain (loss)	9,622	—
Total Comprehensive Loss	$(481,964)	$(336,305)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding —Basic and diluted	61,411,918	60,206,654

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(491,586)	$(336,305)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,500	50,223
Options issued for services	35,588	80,626
Stock issued for related party finance charge	197,638	—
Stock issued for debt	18,750	—
Changes in operating assets and liabilities
Interest payable	3,183	—
Accounts payable and accrued expenses	(20,949)	17,552
Accounts payable – related parties	235,232	109,498
Net cash used in operating activities	(4,644)	(78,406)

Cash flows from investing activities
Cash paid for acquisition of intangible	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Loans payable - related parties, net	—	79,284
Net cash provided by financing activities	—	79,284

Effect of exchange rate fluctuation on cash	9,622	—

Net change in cash	4,978	878

Cash - beginning balance	3,550	9,784

Cash - ending balance	$8,528	$10,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of promissory note for settlement of accounts payable – related party	$1,976,383	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $14,086,168 at June 30, 2016.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2016 included in our Annual Report on Form 10-K. The results of the three ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending March 31, 2017.

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

Stock-Based Compensation — The Company recognizes the options and restricted stock awards to employees at grant date fair-value of the instruments in the consolidated financial statements over the period the employee is required to perform the services.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2016 and 2015 because their effect is anti-dilutive.

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

Recent Accounting Pronouncements –

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2016). As of June 30, 2016 and March 31, 2016, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTY

Deposits and other current assets were $526,963 and $526,963 as of June 30, 2016 and March 31, 2016, respectively, and were comprised of the following:

	June 30, 2016	March 31, 2016
	(Unaudited)
Inventory	$—	$—
Shipping deposits	10,918	10,918
Mineral reserve deposits	516,045	516,045

Ending Balance	$526,963	$526,963

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate with over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2017, the Company has obtained possession a small amount of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. GCH, GCM and HKM all have the same beneficial owner. HKM is considered an affiliate as it owns greater than 10% of our outstanding common stock.

For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	March 31,
	2016	2016
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(543,521)	(537,919)
Total fixed assets, net	$—	$5,602

The depreciation expense for the three months ended June 30, 2016 and 2015 was $5,602 and $38,441, respectively.

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

The net intangibles were $686,720 and $698,618 as of June 30, 2016 and March 31, 2016. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,898 and $11,780 in amortization expense in the three months ended June 30, 2016 and 2015, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of June 30, 2016 and March 31, 2016, $601,047 and $2,294,281, respectively, is owed to the officers and directors of the Company. As of June 30, 2016, $108,497 is from the advancement of expenses and $330,627 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability. As of June 30, 2016, $161,922 is owed to GCH.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of June 30, 2016, the Company accrued interest of $76,632 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The amount of principle and interest as of June 30, 2016 is $70,010. The principle and interest are due on September 15, 2016. The note payable is currently in default.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. $1,592,255 of principle and interest is owed as of June 30, 2016. The note has an interest rate of 10% and is due on March 31, 2017. The note is in default as of the date of this filing.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. $418,068 of principle and interest is owed as of June 30, 2016. The note has an interest rate of 10% and is due on March 31, 2017. .. The note is in default as of the date of this filing.

NOTE 9 – STOCK ISSUANCE

During the quarter ended June 30, 2016, the Company issued 1,646,985 shares of common stock as finance charge for loans to related parties. The fair value of these shares at the date of issuance was $197,638.

During the year ended March 31, 2017, the Company issued 125,000 shares of common stock to settle a note signed in 2016 with principal amount of $15,000 plus interest, and no gain or loss resulted from the settlement.

NOTE 10 - STOCK OPTIONS

 In January 2009, we granted 60,000 options to purchase shares of our common stock at $3.50 per share to members of our BOD. In April 2010, we granted an additional 60,000 options to purchase shares of our common stock at $1.00 per share to members of our BOD. The options vest quarterly and have an expiration period of 10 years. In April 2011, we granted an additional 60,000 options to purchase shares of our common stock at $0.75 per share to certain members of our BOD. The options vest quarterly and have an expiration period of 10 years. In February 2012, we granted an additional 2,850,000 options to purchase shares of our common stock at $0.28 per share to certain members of our BOD. The options will vest upon the Company earning $5 million in revenues. The options expire in 5 years. In April 2012, we granted an additional 60,000 options to purchase shares of our common stock at $0.27 per share to certain members of our BOD. In April 2013, we granted an additional 60,000 options to purchase shares of our common stock at $0.45 per share to certain members of our BOD. In January 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO. In April 2014, we granted an additional 60,000 options to purchase shares of our common stock at $0.50 per share to certain members of our BOD. In April 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2014, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2015, we granted an additional 40,000 options to purchase shares of our common stock at $0.49 per share to certain members of our BOD. In April 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2016, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three months ended June 30, 2016, the Company recorded $35,588 in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the BSOPM, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 382%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ended June 30, 2016:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2015	4,210,000	$0.36
Granted	840,000	0.25
Balance at March 31, 2016	5,050,000	0.35
Granted	240,000	0.25
Balance at June 30, 2016	5,290,000	$0.32

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price

$3.50	60,000	2.75	$3.50	60,000	$3.50
$1.00	60,000	3.75	$1.00	60,000	$1.00
$0.75	60,000	4.75	$0.75	60,000	$0.75
$0.50	60,000	7.75	$0.50	60,000	$0.50
$0.49	40,000	8.75	$0.49	10,000	$0.49
$0.45	60,000	6.75	$0.45	60,000	$0.45
$0.28	2,850,000	1.38	$0.28	-	-
$0.27	60,000	5.75	$0.27	60,000	$0.28
$0.25	1,600,000	8.25	$0.25	1,600,000	$0.25
$0.15	40,000	9.75	$0.15	40,000	$0.15
Balance at June 30, 2016	5,290,000	7.52	$0.32	2,440,000	$0.37

NOTE 11 – SUBSEQUENT EVENTS

During the year ended March 31, 2017, the Company issued 4,333,333 shares of common stock for $130,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2016 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2016 and 2015

Revenues

Revenues were $0 and $0 for the three months ended June 30, 2016 and 2015, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended June 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $449,925 and $361,533 for the three months ended June 30, 2016 and 2015, respectively. The increase of $88,392 was due primarily to stock compensation expense.

Interest Income (Expense) and Other

Interest income (expense) and other was ($41,661) and $(1,772) for the three months ended June 30, 2016 and 2015, respectively. The interest expense for the three months ended June 30, 2016 and 2015 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash used in operating activities was $(4,644) and $(78,406) in the three months ended June 30, 2016 and 2015, respectively. The decrease in cash used for operations was mainly due accruing of expenses for services and accounts payable to related parties in 2016 versus 2015.

Net cash used in investing activities was $0 and $0 in the three months ended June 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $0 and $79,284 in the three months ended June 30, 2016 and 2015, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $14,086,168 at June 30, 2016. The Company has incurred losses of $491,586 and $363,305 for the three months ended June 30, 2016 and 2015, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2016 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2016, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOURCE, INC.

Date: September 29, 2017	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: September 29, 2017	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation