Form 10-K
period 2017-03-31
AuraSource, Inc.
filed 2017-10-02
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2017, we had an accumulated deficit of $14,774,312. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the HCF technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2017 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2016:
First Quarter	$0.49	$0.17
Second Quarter	$0.46	$0.15
Third Quarter	$0.38	$0.10
Fourth Quarter	$0.28	$0.03
Fiscal year ended March 31, 2017:
First Quarter	$0.22	$0.04
Second Quarter	$0.25	$0.07
Third Quarter	$0.17	$0.03
Fourth Quarter	$0.08	$0.03

Holders

On September 28, 2017, the closing sales price of our common stock as reported on the OTC markets was $0.08 per share.  As of September 29, 2017, there were approximately 900 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended March 31, 2017, the Company issued 1,646,985 shares of common stock as compensation for finance charge for loans to related parties.

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

Fiscal Year 2017 Compared to Fiscal Year 2016

Results from Operations

Revenues

Revenues were $0 and $0 for the years ended March 31, 2017 and 2016, respectively.

Cost of Sales

Cost of sales was $0 and $0 for the years ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $973,536 and $1,177,998 for the years ended March 31, 2017 and 2016, respectively.  The decrease in expense of $204,462 in selling, general and administrative expenses was due to a decrease in operations and specifically a decrease in professional fees, travel, insurance and rent.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was $206,194 and $20,428 for the years ended March 31, 2017 and 2016, respectively.  The interest expense for the year ending March 31, 2017 was primarily due to the shares issued as a finance charge for liabilities owed to related parties and outstanding note payables. The interest expense for the year ending March 31, 2016 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash provided by / (used) in operating activities was ($68,274) and ($903,890) for the years ended March 31, 2017 and 2016, respectively. The decrease in cash used was primarily due to a decrease in depreciation and equity issued and an increase in accounts payable to related parties from 2016 to 2017

Net cash used in investing activities was $915 and $0 for the years ended March 31, 2017 and 2016, respectively.

Net cash provided by financing activities was $129,890 and $867,183 for the years ended March 31, 2017 and 2016, respectively.  The decrease in cash flows from financing activities was due to increases due to related parties in 2017 compared to 2016.

The Company suffered recurring losses from operations and has an accumulated deficit of $14,774,312 at March 31, 2017.  Currently, we have not generated consistent revenues as of March 31, 2017, had a cash balance of $88,423. The Company is seeking various forms of financing.  Currently, the Company’s CEO and CFO are accruing their compensation. To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 3 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 capital expenditures for the years ended March 31, 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2017 and 2016
Consolidated Balance Sheets	26
Consolidated Statements of Operations and Comprehensive Income	27
Consolidated Statements of Stockholders' Equity (Deficit)	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the result of its operations and its cash flows for the years ended March 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $14,774,312 as of March 31, 2017. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Diamond Bar, California

September 29, 2017

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$88,423	$3,550
Deposits and other current assets – related party	516,045	526,963
TOTAL CURRENT ASSETS	604,468	530,513
Fixed assets, net	—	5,602
Intangible assets, net	651,941	698,618
TOTAL ASSETS	$1,256,409	$1,234,733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$147,271	$171,016
Due to related parties	970,642	2,376,137
Note payable and accrued interest	156,598	143,459
Note payable and accrued interest – related party	2,164,821	—
TOTAL CURRENT LIABILITIES	3,439,332	2,690,612

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 66,311,972 and 60,206,654 shares issued and outstanding at March 31, 2017 and 2016, respectively	66,310	60,206
Additional paid in capital	12,470,434	12,048,024
Accumulated other comprehensive income	54,645	30,473
Accumulated deficit	(14,774,312)	(13,594,582)
Total stockholders' equity (deficit)	(2,182,923)	(1,455,879)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,256,409	$1,234,733

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2017 AND 2016

	2017	2016
REVENUES
Product	$—	$—
Total revenues	—	—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
General and administrative expenses	973,536	1,177,998
Total operating expenses	973,536	1,177,998
LOSS FROM OPERATIONS	(973,536)	(1,177,998)

Interest income (expense), net	(206,194)	(20,428)
NET LOSS	(1,179,730)	(1,198,426)

Other Comprehensive Income
Foreign currency translation gain	24,172	30,473
Total Comprehensive Loss	$(1,125,085)	$(1,167,953)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	62,344,196	60,206,654

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2017 AND 2016

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2015	—	$—	60,206,654	$60,206	$11,753,473	$(12,396,156)	—	$(582,477)
Issuance of options	—	—	—	—	294,551	—	—	247,551
Net loss	—	—	—	—	—	(1,198,426)	—	(1,198,426)
Foreign currency translation adjustment	—	—	—	—	—	—	30,473	30,473
Balance at March 31, 2016	—	—	60,206,654	60,206	12,048,024	(13,594,582)	30,473	(1,455,879)
Issuance of shares for cash			4,333,333	4,333	125,557	—	—	129,890
Issuance of shares for retirement of debt			125,000	125	18,625	—	—	18,750
Issuance of shares for finance charge to related parties			1,646,985	1,646	195,992	—	—	197,638
Issuance of options	—	—	—	—	82,236	—	—	82,236
Net loss	—	—	—	—	—	(1,179,730)	—	(1,179,730)
Foreign currency translation adjustment	—	—	—	—	—	—	24,172	24,172
Balance at March 31, 2017	—	$—	66,311,972	$66,310	$12,470,434	$(14,774,312)	$54,645	$(2,182,923)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,179,730)	$(1,198,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,194	158,579
Equity issued for services rendered	82,236	294,551
Shares issued for debt	18,750	—
Shares issued for finance charge – related party	197,638	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	10,918	—
Accounts payable and accrued expenses	(23,745)	(163,763)
Accounts payable and accrued expenses – related parties	759,326	—
Interest payable	13,139	11,001
Customer advances	—	(5,832)
Net cash used in operating activities	(68,274)	(903,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible	(915)	—
Net cash used in investing activities	(915)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	129,890	—
Due to related party	—	867,183
Net cash provided by financing activities	129,890	867,183
Effect of exchange rate fluctuation on cash	24,172	30,473
NET INCREASE (DECREASE) IN CASH	84,873	(6,234)
CASH, Beginning of year	3,550	9,784
CASH, End of year	$88,423	$3,550

	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of promissory note for settlement of accounts payable – related party	$1,976,383	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

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

Going Concern —

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2017, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with other companies in the graphite industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

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

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended March 31, 2017 was $24,172, compared a translation gain of $30,473 for the year ended March 31, 2016.

Net (Loss) Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2017 and 2016 because their effect is anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2017). As of March 31, 2017 and 2016, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2017 is $78,530.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTY

Deposits and other current assets were $516,045 and $526,963 as of March 31, 2017 and 2016, respectively, and were comprised of the following:

	March 31, 2017	March 31, 2016
Shipping deposits	—	10,918
Mineral reserve deposits	516,045	516,045

Ending Balance	$516,045	$526,963

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate common ownership with HKM which owns over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2017, the Company has obtained possession a small amount of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. GCH, GCM and HKM all have the same beneficial owner. HKM is considered an affiliate as it owns greater than 10% of our outstanding common stock.

For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2017	2016
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(543,521)	(537,919)
Total fixed assets, net	$-	$5,602

The depreciation expense for the years ended March 31, 2017 and 2016 was $5,602 and $123,734, respectively.

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

The net intangibles were $651,941 and $698,618 as of March 31, 2017 and 2016. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $47,592 and $47,358 in amortization expense for the years ended March 31, 2017 and 2016, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of March 31, 2017 and 2016, $970,642 and $2,376,137, respectively, is owed to the officers and directors and a company owned by the CEO of the Company. As of March 31, 2017, $414,729 is from the advancement of expenses and $393,990 is for past due compensation. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2017, the Company accrued interest of $83,738 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. $148,439 of interest is owed as of March 31, 2017. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2017. The note is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. $38,999 of interest is owed as of March 31, 2017. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2017. The note is in default.

NOTE 8 – NOTE PAYABLE

In September 30, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The principle and interest was due on September 15, 2016 and the note is in default. As of March 31, 2017, the balance is $72,861.

NOTE 9 – STOCK ISSUANCE

During the year ended March 31, 2017, the Company issued 1,646,985 shares of common stock as finance charge for loans to related parties. We valued these shares at fair value of $197,638 using a 10% interest rate and the share price of $.12.

During the year ended March 31, 2017, the Company issued 125,000 shares of common stock to settle a note signed in 2016 with principal amount of $15,000 plus interest, and no gain or loss resulted from the settlement.

During the year ended March 31, 2017, the Company issued 4,333,333 shares of common stock for cash of $130,000.

NOTE 10 - STOCK OPTIONS

In April 2015, we granted an additional 40,000 options to purchase shares of our common stock at $0.49 per share to certain members of our BOD. In April 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2015, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2016, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period at grant date fair value, which in our case approximates the vesting period of the options. During the year ended March 31, 2017, the Company recorded $152,126 in compensation expense arising from the vesting of options. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 382%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2017:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2015	4,210,000	$0.36
Granted	840,000	$0.25
Balance at March 31, 2016	5,050,000	$0.35
Granted	840,000	$0.25
Balance at March 31, 2017	5,890,000	$0.32

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2017 and 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price

$3.50	60,000	3.00	$3.50	60,000	$3.50
$1.00	60,000	4.00	$1.00	60,000	$1.00
$0.75	60,000	5.00	$0.75	60,000	$0.75
$0.50	60,000	7.00	$0.50	60,000	$0.50
$0.49	40,000	8.00	$0.49	40,000	$0.49
$0.45	60,000	7.00	$0.45	60,000	$0.45
$0.28	2,850,000	1.38	$0.28	-	-
$0.27	60,000	6.00	$0.27	60,000	$0.28
$0.25	2,600,000	8.75	$0.25	2,6000,000	$0.25
$0.15	40,000	9.00	$0.15	40,000	$0.15
Balance at March 31, 2017	5,890,000	7.64	$0.32	3,040,000	$0.35

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price

$3.50	60,000	4.00	$3.50	60,000	$3.50
$1.00	60,000	5.00	$1.00	60,000	$1.00
$0.75	60,000	6.00	$0.75	60,000	$0.75
$0.50	60,000	8.00	$0.50	60,000	$0.50
$0.49	40,000	9.00	$0.49	40,000	$0.49
$0.45	60,000	8.00	$0.45	60,000	$0.45
$0.28	2,850,000	2.38	$0.28	-	-
$0.27	60,000	7.00	$0.27	60,000	$0.28
$0.25	1,800,000	8.75	$0.25	1,800,000	$0.25
Balance at March 31, 2016	5,050,000	4.08	$0.36	2,200,000	$0.82

NOTE 11 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2017 and 2016 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2017 and 2016 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2017	2016
Weighted average common stock equivalents:
Non-plan stock options	5,890,000	5,050,000

NOTE 12 - INCOME TAX

The deferred tax asset as of March 31, 2017 and 2016 consisted of the following:

	2017	2016
Net operating loss carryforwards	$5,364,553	$4,936,193
Less valuation allowance	(5,364,553)	(4,936,193)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The Company has not filed its tax returns for the years ending March 31, 2014, 2015, 2016 and 2017.

As of March 31, 2017, the Company has net operating loss carryforward of $14,774,312 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2016 and 2015 is as follows:

	2017	2016
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	36.31%	36.31%
Income tax expense	—	—

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2017, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2017, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	54	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	43	Chief Financial Officer, Treasurer and a Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2017, our executive officers and directors have not complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2017 and 2016 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2016	—	—	—	123,776	(2)	—	123,776
Chief Executive Officer	2017	—	—	—	44,119	(2)	—	44,119

Eric Stoppenhagen (1)	2016	—	—	-	123,776	(2)	-	123,776
Chief Financial Officer	2017	—	—	—	44,119	(2)	-	44,119

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen accrued their compensation.
(2)

In April 2016, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

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

 In our fiscal year ending March 31, 2017, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2017

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2017.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2012	20,000	0	0.27	3/31/2022
Philip Liu	4/1/2013	20,000	0	0.45	3/31/2023
Eric Stoppenhagen	4/1/2013	20,000	0	0.45	3/31/2023

Philip Liu	1/1/2014	100,000	0	0.25	12/31/2023
Eric Stoppenhagen	1/1/2014	100,000	0	0.25	12/31/2023

Philip Liu	4/1/2014	20,000	0	0.50	3/31/2024
Eric Stoppenhagen	4/1/2014	20,000	0	0.50	3/31/2024
Philip Liu	4/1/2014	100,000	0	0.25	3/31/2024
Eric Stoppenhagen	4/1/2014	100,000	0	0.25	3/31/2024

Philip Liu	7/1/2014	100,000	0	0.25	6/30/2024
Eric Stoppenhagen	7/1/2014	100,000	0	0.25	6/30/2024

Philip Liu	10/1/2014	100,000	0	0.25	9/30/2024
Eric Stoppenhagen	10/1/2014	100,000	0	0.25	9/30/2024

Philip Liu	1/1/2015	100,000	0	0.25	12/31/2024
Eric Stoppenhagen	1/1/2015	100,000	0	0.25	12/31/2024

Philip Liu	4/1/2015	20,000	0	0.49	3/31/2025
Eric Stoppenhagen	4/1/2015	20,000	0	0.49	3/31/2025
Philip Liu	4/1/2015	100,000	0	0.25	3/31/2025
Eric Stoppenhagen	4/1/2015	100,000	0	0.25	3/31/2025

Philip Liu	7/1/2015	100,000	0	0.25	6/30/2025
Eric Stoppenhagen	7/1/2015	100,000	0	0.25	6/30/2025

Philip Liu	10/1/2015	100,000	0	0.25	9/30/2025
Eric Stoppenhagen	10/1/2015	100,000	0	0.25	9/30/2025

Philip Liu	1/1/2016	100,000	0	0.25	12/31/2025
Eric Stoppenhagen	1/1/2016	100,000	0	0.25	12/31/2025

Philip Liu	4/1/2016	20,000	0	0.15	3/31/2026
Eric Stoppenhagen	4/1/2015	20,000	0	0.15	3/31/2026
Philip Liu	4/1/2016	100,000	0	0.25	3/31/2026
Eric Stoppenhagen	4/1/2016	100,000	0	0.25	3/31/2026

Philip Liu	7/1/2016	100,000	0	0.25	6/30/2026
Eric Stoppenhagen	7/1/2016	100,000	0	0.25	6/30/2026

Philip Liu	10/1/2016	100,000	0	0.25	9/30/2026
Eric Stoppenhagen	10/1/2016	100,000	0	0.25	9/30/2026

Philip Liu	1/1/2017	100,000	0	0.25	12/31/2026
Eric Stoppenhagen	1/1/2017	100,000	0	0.25	12/31/2026

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.  In the year ending March 31, 2016, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company. In the year ending March 31, 2017, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2017.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75
Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.49
Eric Stoppenhagen	20,000	100%	0.49
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25

Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.15
Eric Stoppenhagen	20,000	100%	0.15
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2016 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at March 31, 2017	Value of Unexercised In-the-Money Options and Warrants at March 31, 2017
Philip Liu	0	N/A	2,410,000	0
Eric Stoppenhagen	0	N/A	2,410,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2017:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Hong Kong Minerals, Ltd	16,000,000	24.13%
Mongolia Natural Resource Investment Group	9,625,000	14.51%
Philip Liu (2)	9,364,303	14.12%
Eric Stoppenhagen(2)	3,924,844	5.92%
All officers and directors
as a group (two persons)	13,289,147	20.04%
	38,914,147	58.68%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (66,311,972) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,890,000	$ 0.32	0
Total	5,890,000	$ 0.32	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2017.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2017 and 2016, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2017 and 2016, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $0 and $24,950 for 2017 and 2016 for the years ended March 31, 2017 and 2016, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2017 and 2016.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2017 and 2016 were zero.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2017 and 2016.

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