Form 10-Q
period 2017-09-30
AuraSource, Inc.
filed 2017-11-08
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $.001 par value	67,311,972

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$32,184	$88,423
Deposits and other current assets – related party	516,045	516,045
TOTAL CURRENT ASSETS	548,229	604,468
Fixed assets, net	—	—
Intangible assets, net	628,145	651,941
TOTAL ASSETS	$1,176,374	$1,256,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$144,529	$147,271
Due to related parties	1,206,292	970,642
Note payable and accrued interest	163,599	156,598
Note payable and accrued interest – related party	2,274,364	2,164,821
TOTAL CURRENT LIABILITIES	3,788,784	3,439,332

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 67,311,972 and 66,311,972 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	67,310	66,310
Additional paid in capital	12,536,475	12,470,434
Accumulated other comprehensive income	35,069	54,645
Accumulated deficit	(15,251,264)	(14,774,312)
Total stockholders' equity (deficit)	(2,612,410)	(2,182,923)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,176,374	$1,256,409

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General & administrative expenses	181,708	152,537	360,404	602,462
Total operating expenses	181,708	152,537	360,404	602,462

Loss from operations	(181,708)	(152,537)	(360,404)	(602,462)

Interest income (expense) and other, net	(58,985)	(53,508)	(116,548)	(95,169)

Net loss	(240,693)	(206,045)	(476,952)	(697,631)
Other Comprehensive Income
Foreign currency translation gain (loss)	(13,346)	1,415	(19,576)	11,037
Total Comprehensive Loss	$(254,039)	$(204,630)	$(496,528)	$(686,594)

Basic & diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic & diluted	66,605,450	61,978,639	66,459,513	61,696,827

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(476,952)	$(697,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,796	28,483
Options issued for services	27,041	64,198
Stock issued for related party finance charge	—	197,638
Stock issued for debt	—	18,750
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(2,742)	(42,612)
Accounts payable and accrued expenses – related parties	345,193	419,145
Interest payable	7,001	6,432
Net cash used in operating activities	(76,663)	(5,597)

Cash flows from financing activities
Proceeds from the issuance of common stock	40,000	—
Net cash provided by financing activities	40,000	—

Effect of exchange rate fluctuation on cash	(19,576)	11,037

Net change in cash	(56,239)	5,440

Cash - beginning balance	88,423	3,550

Cash - ending balance	$32,184	$8,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of promissory note for settlement of accounts payable – related party	$—	$1,976,383

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $15,251,264 at September 30, 2017.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2017 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending March 31, 2018.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2017 and 2016 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of September 30, 2017). As of September 30, 2017 and March 31, 2017, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTY

Deposits and other current assets were $516,045 and $516,045 as of September 30, 2017 and March 31, 2017, respectively, and were comprised of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)

Mineral reserve deposits	$516,045	$516,045

Ending Balance	$516,045	$516,045

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

The depreciation expense for the three and six months ended September 30, 2017 was $0. The depreciation expense for the three and six months ended September 30, 2016 was $5,602.

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

The net intangibles were $675,737 and $698,618 as of September 30, 2017 and March 31, 2017. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $11,898 and $11,898 in amortization expense in the three months ended September 30, 2017 and 2016, respectively. The Company recorded $23,796 and $23,796 in amortization expense in the six months ended September 30, 2017 and 2016, respectively.

NOTE 6 – DUE TO RELATED PARTIES

As of September 30, 2017 and March 31, 2017, $1,206,292 and $970,642, respectively, is owed to the officers and directors of the Company. As of September 30, 2017, $593,306 is from the advancement of expenses and $612,986 is for past due compensation. In December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability. As of September 30, 2017, $161,922 is owed to GCH.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of September 30, 2017, the Company accrued interest of $88,837 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The amount of principle and interest as of September 30, 2017 is $74,761. The principle and interest are due on September 15, 2016. The note payable is currently in default.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. $1,801,359 of principle and interest is owed as of September 30, 2017. The note has an interest rate of 10% and is due on March 31, 2017. The note is in default as of the date of this filing.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. $473,005 of principle and interest is owed as of September 30, 2017. The note has an interest rate of 10% and is due on March 31, 2017. The note is in default as of the date of this filing.

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

During the quarter ended September 30, 2017, the Company issued 1,000,000 shares of common stock for $40,000.

NOTE 10 - STOCK OPTIONS

In April 2016, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2017, we granted an additional 40,000 options to purchase shares of our common stock at $0.075 per share to certain members of our BOD. In April 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and six months ended September 30, 2017, the Company recorded $11,998 and $27,042, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 382%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.68% to 2.59%

The following table summarizes activity in the Company's stock option grants for the three months ended September 30, 2017:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2016	5,050,000	$0.35
Granted	840,000	$0.25
Balance at March 31, 2017	5,890,000	$0.32
Granted	440,000	$0.25
Balance at September 30, 2017	6,330,000	$0.32

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price

$3.50	60,000	2.75	$3.50	60,000	$3.50
$1.00	60,000	3.75	$1.00	60,000	$1.00
$0.75	60,000	4.75	$0.75	60,000	$0.75
$0.50	60,000	6.75	$0.50	60,000	$0.50
$0.49	40,000	7.75	$0.49	40,000	$0.49
$0.45	60,000	6.75	$0.45	60,000	$0.45
$0.28	2,850,000	1.13	$0.28	-	-
$0.27	60,000	5.75	$0.27	60,000	$0.28
$0.25	3,000,000	8.75	$0.25	3,000,000	$0.25
$0.15	40,000	8.75	$0.15	40,000	$0.15
$0.075	40,000	9.75	$0.075	40,000	$0.075
Balance at September 30, 2017	6,330,000	7.64	$0.32	3,480,000	$0.35

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

Results of Operations

For the Three Months Ended September 30, 2017 and 2016

Revenues

Revenues were $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses were $181,708 and $152,537 for the three months ended September 30, 2017 and 2016, respectively. The increase of $29,171 was due primarily to an increase in accounting fees offset by a decrease in stock compensation expense.

Interest Income (Expense) and Other

Interest income (expense) and other was $(58,986) and $(53,508) for the three months ended September 30, 2017 and 2016, respectively. The increase in interest expense for the three months ended September 30, 2017 and 2016 was primarily due to higher amounts in the outstanding note payables.

For the Six Months Ended September 30, 2017 and 2016

Revenues

Revenues were $0 and $0 for the six months ended September 30, 2017 and 2016, respectively.

Gross Profit

Gross profit was $0 and $0 for the six months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses were $360,404 and $602,462 for the six months ended September 30, 2017 and 2016, respectively. The decrease of $242,058 was due primarily to a reduction in stock compensation expense.

Interest Income (Expense) and Other

Interest income (expense) and other was $(116,548) and $(95,169) for the six months ended September 30, 2017 and 2016, respectively. The interest expense for the six months ended September 30, 2017 and 2016 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash used in operating activities was $(76,663) and $(5,597) in the six months ended September 30, 2017 and 2016, respectively. The increase in cash used for operations was mainly due to a reduction in stock compensation expense and accruing of expenses for services and accounts payable to related parties in 2017 versus 2016.

Net cash used in investing activities was $0 and $0 in the six months ended September 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $40,000 and $0 in the six months ended September 30, 2017 and 2016, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $15,251,264 at September 30, 2017. The Company has incurred losses of $476,952 and $697,631 for the six months ended September 30, 2017 and 2016, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

 ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of September 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: November 8, 2017	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: November 8, 2017	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation