Form 10-K
period 2018-03-31
AuraSource, Inc.
filed 2018-07-03
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

At July 3, 2018, there were 62,381,476 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

General

AuraSource, Inc. (“AuraSource” or “Company”) was incorporated on March 15, 1990. We have divided our activities into two divisions: AuraMetal and AuraMoto.

AuraMetalTM is focused on the development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions. AuraSource’s core technology includes physical separation, hydrometallurgical and pyrometallurgy processes. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation. To date, we have not had any sustainable projects. As such, there can be no assurances that our efforts towards this line of business will succeed.

AuraMotoTM is focused on sourcing various vendors and customers in the automotive industry. We entered into the industry due to our various international sourcing contacts. We have been requested from various parties to source vendors and customers in the automotive industry. This business line is still in development. As this is a new enterprise for the Company, there can be no assurances that our efforts towards this line of business will succeed.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the “Minerals”) which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. We were not successful in this endeavor.

On June 19, 2018, the Company, GCH, GCM and HKM agreed to terminate all past agreements between the parties referenced above (“Release”). Under the terms of the Release, the Company will receive 20,000 tons of Iron Duke ore with equivalent chemical composition as that has been delivered in the past (“Payment”). Payment shall be set aside in a separate pile for AuraSource retrieval (the “Pick up”). Upon 30 days advanced written notice, AuraSource shall be allowed access to retrieve the Payment. Payment shall be removed from the ground prior and put in staging area by the end of the 30 days’ notice. The Company shall be responsible for all logistics and the costs associated therewith for loading and transporting the subject Payment. Such ore shall be picked up by the Company within 270 days from the date of execution of this Agreement. If the Company does not pick up the ore within the 270 days, the Company will lose the rights to the ore. The $363,077 (“Net Amount Owed”), which constitutes all deposits made by the Company, less all amounts owed by the Company under the Past Agreements shall be forgiven. The 16 million shares referenced above shall be cancelled.

AuraMetal Business

AuraSource, Inc. developed the AuraMetal process based on its grinding and separation technologies. This technology separates commercially valuable minerals from other ores both economically and efficiently. It has a broad application in metal beneficiation such as hematite which cannot be concentrated by magnetic separation alone. AuraMetal process improves grade of ore at low cost and with minimal pollution. It is suitable for a multitude of low grade iron ore beneficiation. To date we have only pilot tested these processes. There can be no assurance that these processes will work on an industrialized scale.

AuraSource’s Key Technology

Ultrafine Grinding

Ultrafine grinding utilizes a fluid shock wave to grind slurry materials into ultrafine scale. The shock wave is generated when pressurized slurry (5-30 magapascal (Mpa)) goes through the grinding chamber. The shock wave carries energy and creates shear, collision and cavitation effects which cause particles in the slurry to reduce to an ultrafine size. As a result, when used in ore grinding, the ore can be pulverized and its fluidity improved.

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

There can be no assurance we will be able to carry out our plans for our technology. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our technology.  We will also need to finance the cost of effectively protecting our intellectual property rights in the US and abroad where we intend to market our technology and products.

Competition

The mineral property exploration and development business, in general, is intensively competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for sale of same. Numerous factors beyond the Company’s control may affect the marketability of any substances discovered. These factors include market fluctuations; the proximity and capacity of natural resource markets and processing equipment; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of mineral and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may make it difficult for the Company to receive an adequate return on investment.

The Company competes with many companies possessing greater financial resources and technical facilities for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees

Patent and Trademarks

The Company currently relies on patents, unregistered trademarks, and confidentiality of trade secrets.  Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the US and abroad.  There are numerous patents or patent applications relating to HCF technology. We have filed for patent protection and taken the steps required to obtain international patent protection. Currently, we have received seven patents for our proprietary ultrafine grinding and separation technologies, from the State Intellectual Property Office of the People's Republic of China.

No assurance can be given that any patents relating to the AuraMetal technology will be issued by the US or any foreign patent offices.  Further, no assurance can be given that we will receive any patents in the future based on the continued development of the technology, or that the technology patent protection within and/or outside of the US will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technology.  If patent protection is not available for our technology, we plan to treat it as a trade secret.  There can be no assurance we will be successful in this regard.

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

We have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2018, we had an accumulated deficit of $16,317,490. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring additional technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We will need additional financing.

Our cash requirements may vary materially from those now planned depending on numerous factors, including our ability to obtain new technology, finding customers to use such technology and competition. We may not have sufficient funds to institute our business plan set forth in this report.  We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our development our business plan and/or otherwise materially curtail or reduce our operations.  Alternatively, we may be forced to sell or dispose of our right or assets.  Any inability to raise adequate funds on commercially viable terms could have a material adverse effect on our business, results of operation and financial condition.

Metals and mineral prices are subject to dramatic and unpredictable fluctuations.

The market prices of precious metals and other minerals are volatile and cannot be controlled. If the prices of precious metals and other minerals drop significantly, the economic prospects of the Company’s operating mines and projects could be significantly reduced or rendered uneconomic. There is no assurance that even if commercial quantities of ore are discovered, a profitable market may exist for the sale of same. Mineral prices have fluctuated widely, particularly in recent years. The marketability of minerals is also affected by numerous other factors beyond the control of the Company, including government regulations relating to royalties, allowable production and importing and exporting of minerals, the effect of which cannot be accurately predicted.

Current global financial conditions.

In recent years, global financial markets have experienced increased volatility and global financial conditions have been subject to increased instability. These had a profound impact on the global economy. Many industries, including the mining sector, were impacted by these market conditions. Some of the key impacts of financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. These factors may impact the ability of the Company to obtain equity or debt financing and, if available, to obtain such financing on terms favorable to the Company. If these increased levels of volatility and market turmoil continue, the Company’s operations and planned growth could be adversely impacted and the trading price of the securities of the Company may be adversely affected.

The Company has had no production history and does not know if it will generate revenues in the future.

The Company has no significant history of producing minerals. The Company has not developed or operated any mines and has no operating history upon which an evaluation of future success or failure can be made. The Company currently has no mining operations of any kind.  The Company’s ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including its ability to successfully build and operate mines, processing plants and related infrastructure.  The Company may not successfully establish mining operations or profitably produce metals.  As such, the Company does not know if it will ever generate revenues.

Mining and Mineral Exploration Have Substantial Operational Risks

Mining and mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include but are not limited to:

•	major or catastrophic equipment failures;

•	mine failures and slope failures;

•	failure of tailings facilities;

•	ground fall and cave-ins;

•	deleterious elements materializing in the mined resources;

•	environmental hazards;

•	industrial accidents and explosions;

•	encountering unusual or unexpected geological formations;

•	labour shortages or strikes;

•	civil disobedience and protests; and

•	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and earthquakes.

These occurrences could result in environmental damage and liabilities, work stoppages and delayed production, increased production costs, damage to, or destruction of, mineral properties or production facilities, personal injury or death, asset write-downs, monetary losses, loss of or suspension of permits as a result of regulatory action, reputational damage and other liabilities. The nature of these risks is such that liabilities could exceed policy limits of the Company’s insurance coverage, in which case the Company could incur significant costs that could prevent profitable operations.

Environmental and health and safety risks.

The Company’s operations will be subject to environmental regulations promulgated by government agencies from time to time. There is no assurance that environmental regulations will not change in a manner that could have an adverse effect on the Company’s financial condition, liquidity or results of operations, and a breach of any such regulation may result in the imposition of fines and penalties.

Environmental legislation is constantly expanding and evolving in ways that impose stricter standards and more rigorous enforcement, with higher fines and more severe penalties for non-compliance, and increased scrutiny of proposed projects. There is an increased level of responsibility for companies, and trends towards criminal liability for officers and directors for violations of environmental laws, whether inadvertent or not. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of the Company’s operations.

Exploration activities and/or the pursuit of commercial production of the Company’s mineral claims may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that the Company would not be able to proceed with commercial production upon completion of the environmental review process if government authorities do not approve the proposed mine, or if the costs of compliance with government regulation adversely affect the commercial viability of the proposed mine.

The development and operation of a mine involves significant risks to personnel from accidents or catastrophes such as fires, explosions or collapses. These risks could result in damage or destruction of mineral properties, production facilities, casualties, personal injury, environmental damage, mining delays, increased production costs, monetary losses and legal liability. The Company may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution and other hazards as a result of the disposal of waste products occurring from production, is not generally available to companies within the mining industry. The Company may be materially adversely affected if it incurs losses related to any significant events that are not covered by its insurance policies.

The Company is subject to significant governmental regulations and related costs and delays may negatively affect business.

Mining and mineral processing activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

The Company will be required to obtain various governmental permits to conduct exploration, development, construction and mining activities. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, provincial, state, and local agencies. The duration and success of each permitting effort is contingent upon many variables not within the Company’s control. In the context of obtaining permits or approvals, the Company will need to comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on business, operations, and properties and the Company may be unable to proceed with exploration and development programs.

Federal legislation and implementing regulations adopted and administered by the United States Environmental Protection Agency, Army Corp of Engineers, Forest Service, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on exploration, development and mining operations United States. Due to the uncertainties inherent in the permitting process, the Company cannot be certain that it will be able to obtain required approvals for proposed activities, or that proposed activities will be allowed at all.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on business and results of operations.

A substantial portion our business activities will be overseas and we will be subject to all of the risks of international operations.

We expect that a substantial portion of our operations will involve performing R&D related to our technology in China and selling services and products related to and licenses for this technology to buyers in China and other international markets. Thus, a substantial portion of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in China and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among Chinese currency and the US dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations in China will be paid in the Chinese RMB.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2018, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our performance of R&D activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

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

China is a developing country and has a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers in China, we will be subject to the laws, rules, regulations, and political authority of the government of the PRC.  We may encounter material problems while doing business in China, such as in interactions with the Chinese government and the uncertainty of foreign legal precedent pertaining to our business in China.  Risks inherent in international operations also include the following:

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

As of July 3, 2018, our principal stockholders and their affiliated entities own 26.52% of our outstanding common shares, representing 26.52% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We will require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 260 square feet of office space at 1490 South Price Road, Suite 210C, Chandler, Arizona for $725 per month. The lease expires July 31, 2020 and $16,737 is due through the remainder of the lease. We leased 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expired in March 2018. We are currently utilizing the space free of charge. We leased office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires in March 2018. We are currently renting this space on month to month basis We believe that our facilities are adequate to meet our current and near-term needs.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2017:
First Quarter	$0.22	$0.04
Second Quarter	$0.25	$0.07
Third Quarter	$0.17	$0.03
Fourth Quarter	$0.08	$0.03
Fiscal year ended March 31, 2018:
First Quarter	$0.12	$0.04
Second Quarter	$0.25	$0.04
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.20	$0.05

Holders

On July 3, 2018, the closing sales price of our common stock as reported on the OTC markets was $0.19 per share.  As of July 3, 2018, there were approximately 900 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended March 31, 2017, the Company issued 1,646,985 shares of common stock as finance charge for loans to related parties. We valued these shares at $197,638 using a 10% interest rate and the share price of $0.12.

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

During the quarter ended March 31, 2018, the Company issued 4,580,716 shares of common stock for $299,050.

During the quarter ended March 31, 2018, the Company issued 5,645,930 shares of common stock for $395,215 of loans to related parties.

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

Overview

We have divided our activities into two divisions: AuraMetal and AuraMoto.

AuraMetalTM is focused on the development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions. AuraSource’s core technology includes physical separation, hydrometallurgical and pyrometallurgy processes. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation. To date, we have not had any sustainable projects. As such, there can be no assurances that our efforts towards this line of business will succeed.

AuraMotoTM is focused on sourcing various vendors and customers in the automotive industry. We entered into the industry due to our various international sourcing contacts. We have been requested from various parties to source vendors and customers in the automotive industry. This business line is still in development. As this is a new enterprise for the Company, there can be no assurances that our efforts towards this line of business will succeed.

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”) to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million of 45% grade lower content iron ore, and two million tons of manganese ore. We agreed to issue 16 million shares of our common stock to GCH or its assigns (“Mineral Deposit Shares”). The Mineral Deposit Shares shall vest and be delivered as follows; five million immediately, 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase (i) higher content iron ore, lower content iron ore and manganese ore (collectively, the “Minerals”) which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. We were not successful in this endeavor.

On June 19, 2018, the Company, GCH, GCM and HKM agreed to terminate all past agreements between the parties referenced above (“Release”). Under the terms of the Release, the Company will receive 20,000 tons of Iron Duke ore with equivalent chemical composition as that has been delivered in the past (“Payment”). Payment shall be set aside in a separate pile for AuraSource retrieval (the “Pick up”). Upon 30 days advanced written notice, AuraSource shall be allowed access to retrieve the Payment. Payment shall be removed from the ground prior and put in staging area by the end of the 30 days’ notice. The Company shall be responsible for all logistics and the costs associated therewith for loading and transporting the subject Payment. Such ore shall be picked up by the Company within 270 days from the date of execution of this Agreement. If the Company does not pick up the ore within the 270 days, the Company will lose the rights to the ore. The $363,077.89 (“Net Amount Owed”), which constitutes all deposits made by the Company, less all amounts owed by the Company under the Past Agreements shall be forgiven. The 16 million shares referenced above shall be cancelled.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When we are paid in advance for products or services we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, and we amortized the price over the term of the agreement. Starting April 1, 2018, the Company implemented ASC 606. Either the retrospective or cumulative effect transition method is permitted.  The Company has been evaluating the impact of this new pronouncement and does not believe the implementation of ASC 606 will have a significant effect on the financial results of the Company for fiscal years beginning on and after April 1, 2018.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- In accordance with ASC 360 and ASC 820, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We currently believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Fiscal Year 2018 Compared to Fiscal Year 2017

Results from Operations

Revenues

Revenues were $0 and $0 for the years ended March 31, 2018 and 2017, respectively.

Cost of Sales

Cost of sales was $0 and $0 for the years ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1,314,708 and $973,536 for the years ended March 31, 2018 and 2017, respectively.  The increase in expense of $341,172 in selling, general and administrative expenses was due to an impairment of intangibles of $603,903 offset by a decrease in operations and specifically a decrease in stock compensation, professional fees, travel, insurance and rent.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($228,469) and ($206,194) for the years ended March 31, 2018 and 2017, respectively.  The interest expense for the year ending March 31, 2017 was primarily due to the shares issued as a finance charge for liabilities owed to related parties and outstanding note payables. The interest expense for the year ending March 31, 2018 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash used in operating activities was $182,098 and $68,274 for the years ended March 31, 2018 and 2017, respectively. The increase in cash used was primarily due to a decrease in equity issued for finance charges and a decrease in accounts payable and interest payable to related parties from 2017 to 2018

Net cash used in investing activities was $0 and $915 for the years ended March 31, 2018 and 2017, respectively.

Net cash provided by financing activities was $384,050 and $129,890 for the years ended March 31, 2018 and 2017, respectively.  The increase in cash flows from financing activities was due to increases stock issued for cash in 2018 compared to 2017.

The Company suffered recurring losses from operations and has an accumulated deficit of $16,317,490 at March 31, 2018.  Currently, we have not generated consistent revenues as of March 31, 2018, had a cash balance of $248,472. The Company is seeking various forms of financing.   To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 6 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 capital expenditures for the years ended March 31, 2018 and 2017, respectively.

Commitments and Contractual Obligations

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the employment agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu has deferred half his compensation under this agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	26
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED MARCH 31, 2018 and 2017
Consolidated Balance Sheets	27
Consolidated Statements of Operations and Comprehensive Income	28
Consolidated Statements of Stockholders' Equity (Deficit)	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the "Company") as of March 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company's auditor since 2013

Diamond Bar, California

July 3, 2018

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$248,472	$88,423
Accounts receivable	11,244	—
Deposits and other current assets – related party	516,045	516,045
TOTAL CURRENT ASSETS	775,761	604,468
Fixed assets, net	—	—
Intangible assets, net	—	651,941
TOTAL ASSETS	$775,761	$1,256,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$187,434	$147,271
Due to related parties	1,358,454	970,642
Note payable and accrued interest	170,910	156,598
Note payable and accrued interest – related party	1,988,662	2,164,821
TOTAL CURRENT LIABILITIES	3,705,460	3,439,332

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 78,381,476 and 66,311,972 shares issued and outstanding at March 31, 2018 and 2017, respectively	78,381	66,310
Additional paid in capital	13,296,668	12,470,434
Accumulated other comprehensive income	12,742	54,645
Accumulated deficit	(16,317,490)	(14,774,312)
Total stockholders' deficit	(2,929,699)	(2,182,923)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$775,761	$1,256,409

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
REVENUES
Product	$—	$—
Total revenues	—	—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
General and administrative expenses	1,314,708	973,536
Total operating expenses	1,314,708	973,536
LOSS FROM OPERATIONS	(1,314,708)	(973,536)

Interest and other income (expense), net	(228,470)	(206,194)
NET LOSS	(1,543,178)	(1,179,730)

Other Comprehensive Income
Foreign currency translation gain (loss)	(41,903)	24,172
Total Comprehensive Loss	$(1,585,080)	$(1,125,085)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	68,510,632	62,344,196

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED MARCH 31, 2018 AND 2017

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2016	—	$—	60,206,654	$60,206	$12,048,024	$(13,594,582)	$30,473	$(1,455,879)
Issuance of shares for cash	—	—	4,333,333	4,333	125,557	—	—	129,890
Issuance of shares for retirement of debt	—	—	125,000	125	18,625	—	—	18,750
Issuance of shares for finance charge to related parties	—	—	1,646,985	1,646	195,992	—	—	197,638
Issuance of options	—	—	—	—	82,236	—	—	82,236
Net loss	—	—	—	—	—	(1,179,730)	—	(1,179,730)
Foreign currency translation adjustment	—	—	—	—	—	—	24,172	24,172
Balance at March 31, 2017	—	$—	66,311,972	$66,310	$12,470,434	$(14,774,312)	$54,645	$(2,182,923)
Issuance of shares for cash	—	—	6,423,574	6,425	377,625	—	—	384,050
Issuance of shares for finance charge to related parties	—	—	5,645,930	5,646	389,569	—	—	395,215
Issuance of options	—	—	—	—	59,040	—	—	59,040
Net loss	—	—	—	—	—	(1,543,178)	—	(1,543,178)
Foreign currency translation adjustment	—	—	—	—	—	—	(41,903)	(41,903)
Balance at March 31, 2018	—	$—	78,381,476	$78,381	$13,296,668	$(16,317,490)	$12,742	$(2,929,699)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,543,178)	$(1,179,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,038	53,194
Impairment to intangibles	603,903	—
Equity issued for services rendered	59,040	82,236
Shares issued for debt	—	18,750
Shares issued for finance charge – related party	—	197,638
Changes in operating assets and liabilities
Prepaid expenses and other assets	—	10,918
Accounts payable and accrued expenses	40,163	(23,745)
Note payable and accrued expenses – related parties	606,868	759,326
Interest payable	14,312	13,139
Accounts receivable	(11,244)	—
Net cash used in operating activities	(182,098)	(68,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible	—	(915)
Net cash used in investing activities	—	(915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	384,050	129,890
Due to related party	—	—
Net cash provided by financing activities	384,050	129,890
Effect of exchange rate fluctuation on cash	(41,903)	24,172
NET INCREASE IN CASH	160,049	84,873
CASH, Beginning of year	88,423	3,550
CASH, End of year	$248,472	$88,423

	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of promissory note for settlement of accounts payable – related party	$—	$1,976,383
Issuance of shares for reduction in note payable – related party	$395,215	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — AuraSource, Inc. (“AuraSource” or “Company”) focuses on two areas AuraMetal and AuraMoto.

AuraMetalTM is focused on the development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions. AuraSource’s core technology includes physical separation, hydrometallurgical and pyrometallurgy processes. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation. To date, we have not had any sustainable projects. As such, there can be no assurances that our efforts towards this line of business will succeed.

AuraMotoTM is focused on sourcing various vendors and customers in the automotive industry. We entered into the industry due to our various international sourcing contacts. We have been requested from various parties to source vendors and customers in the automotive industry. This business line is still in development. As this is a new enterprise for the Company, there can be no assurances that our efforts towards this line of business will succeed.

There can be no assurance we will be able to carry out our development plans for AuraMetals or AuraMoto. Our ability to pursue this strategy is subject to the availability of additional capital and further development of our technology.  We also need to finance the cost of effectively protecting our intellectual property rights in the United States (“US”) and abroad where we intend to market our technology and products.

Going Concern — The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2018, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended March 31, 2018 was $41,903, compared a translation gain of $24,172 for the year ended March 31, 2017.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2018 and 2017 because their effect is anti-dilutive.

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

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2018). As of March 31, 2018 and 2017, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2018 is $41,992.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTY

Deposits and other current assets were $516,045 and $526,963 as of March 31, 2018 and 2017, respectively, and were comprised of the following:

	March 31, 2018	March 31, 2017
Shipping deposits	—	10,918
Mineral reserve deposits	516,045	516,045

Ending Balance	$516,045	$526,963

On February 15, 2012, we entered into an agreement with Gulf Coast Holdings, LLC (“GCH”), an affiliate common ownership with HKM which owns over 10% voting rights, to reserve export ready one million tons of 64% Fe higher content iron ore and 13 million tons of 45% grade lower content iron ore, and two million tons of manganese ore. We issued the Mineral Deposit Shares to GCH or its assigns. On February 19, 2012, GCH assigned 100% of its interest in the Mineral Reserve Agreement to Hong Kong Minerals Holdings, Ltd. The Mineral Deposit Shares shall vest and be delivered as follows: five million immediately and 11 million upon the successful completion of the first customer order of total revenue over $5 million. Success shall be defined as customer acceptance of order and final payment. To the extent a successful order does not occur, the unvested Mineral Deposit Shares shall be returned to our treasury and cancelled. To date, the Company has not achieved $5 million in revenue, as such the 11 million shares is being held by the Company. As of March 31, 2018, the Company has obtained possession a small amount of the above noted minerals. As such, the issuance of the shares have been recorded as a charge to additional paid in capital and a credit to common stock at par value of $0.001 per share for a total of $16,000. GCH has the right to designate two members on the Board of Directors (“BOD”), one of whom is to be mutually agreed. To date GCH has not designated any board members. Additionally, we entered into an agreement with Gulf Coast Mining Group, LLC (“GCM”) to purchase Minerals which will be delivered loose in bulk modified FOB. We entered into an agreement with GCH appointing GCH as the exclusive North American licensee for use and exploitation of our technology as it relates to applications involving precious metals in exchange for royalty payments of 5% of gross revenues. GCH, GCM and HKM all have the same beneficial owner. For the year ended March 31, 2013, the Company paid $400,000 to GCM and $125,000 cash to HKM Minerals as deposit for mineral reserve.

On June 19, 2018, the Company, GCH, GCM and HKM agreed to terminate all past agreements between the parties referenced above (“Release”). Under the terms of the Release, the Company will receive 20,000 tons of Iron Duke ore with equivalent chemical composition as that has been delivered in the past (“Payment”). Payment shall be set aside in a separate pile for AuraSource retrieval (the “Pick up”). Upon 30 days advanced written notice, AuraSource shall be allowed access to retrieve the Payment. Payment shall be removed from the ground prior and put in staging area by the end of the 30 days’ notice. The Company shall be responsible for all logistics and the costs associated therewith for loading and transporting the subject Payment. Such ore shall be picked up by the Company within 270 days from the date of execution of this Agreement. If the Company does not pick up the ore within the 270 days, the Company will lose the rights to the ore. The $363,077 (“Net Amount Owed”), which constitutes all deposits made by the Company, less all amounts owed by the Company under the Past Agreements shall be forgiven. The 16 million shares of common stock referenced in Note 3 were cancelled under the Release.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2018	2017
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(543,521)	(543,521)
Total fixed assets, net	$—	$—

The depreciation expense for the years ended March 31, 2018 and 2017 was $0 and $5,602, respectively.

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

The net intangibles were $0 and $651,941 as of March 31, 2018 and 2017. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. The Company recorded $48,038 and $47,592 in amortization expense for the years ended March 31, 2018 and 2017, respectively.  On March 31, 2018, in accordance with ASC 360 and ASC 820, the Company fully impaired the intangible.

NOTE 6 – DUE TO RELATED PARTIES

As of March 31, 2018 and 2017, $1,358,454 and $970,642, respectively, is owed to the officers and directors. As of March 31, 2018, $314,157 is from the advancement of expenses and $1,044,297 is for past due compensation. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2018, the Company accrued interest of $94,248 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,584,733 is owed under the note as of March 31, 2018. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2018. The note is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $403,929 is owed under the note as of March 31, 2018. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2018. The note is in default.

NOTE 8 – NOTE PAYABLE

In September 30, 2014, we entered into a note payable for $76,662 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The principle and interest were due on September 15, 2016 and the note is in default. As of March 31, 2018, the balance is $76,662.

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

During the quarter ended March 31, 2018, the Company issued 4,580,716 shares of common stock for $299,050.

During the quarter ended March 31, 2018, the Company issued 5,645,930 shares of common stock to settle for $395,215 of loans to related parties.

NOTE 10 - STOCK OPTIONS

In April 2016, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2016, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2017, we granted an additional 40,000 options to purchase shares of our common stock at $0.075 per share to certain members of our BOD. In April 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the year ended March 31, 2018, the Company recorded $59,040, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	25% to 369%
Average expected option life	2.5 to 5 years
Risk-free interest rate	0.70% to 2.59%

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2018:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2016	5,050,000	$0.35
Granted	840,000	$0.25
Balance at March 31, 2017	5,890,000	$0.32
Granted	840,000	$0.25
Balance at March 31, 2018	6,730,000	$0.31

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price

$3.50	60,000	2.50	$3.50	60,000	$3.50
$1.00	60,000	3.50	$1.00	60,000	$1.00
$0.75	60,000	4.50	$0.75	60,000	$0.75
$0.50	60,000	6.50	$0.50	60,000	$0.50
$0.49	40,000	7.50	$0.49	40,000	$0.49
$0.45	60,000	6.50	$0.45	60,000	$0.45
$0.28	2,850,000	0.93	$0.28	-	-
$0.27	60,000	5.50	$0.27	60,000	$0.28
$0.25	3,400,000	8.50	$0.25	3,400,000	$0.25
$0.15	40,000	8.50	$0.15	40,000	$0.15
$0.075	40,000	9.50	$0.075	40,000	$0.075
Balance at March 31, 2018	6,730,000	5.10	$0.31	3,880,000	$0.23

NOTE 11 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2018 and 2017 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2018 and 2017 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2018	2017
Weighted average common stock equivalents:
Non-plan stock options	6,730,000	5,890,000

NOTE 12 - INCOME TAX

The deferred tax asset as of March 31, 2018 and 2017 consisted of the following:

	2018	2017
Net operating loss carryforwards	$5,924,880	$5,364,553
Less valuation allowance	(5,924,880)	(5,364,553)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The Company has not filed its tax returns for the years ending March 31, 2014, 2015, 2016 and 2017.

As of March 31, 2018, the Company has net operating loss carryforward of $16,317,490 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2018 and 2017 is as follows:

	2018	2017
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	36.31%	36.31%
Income tax expense	—	—

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 260 square feet of office space at 1490 South Price Road, Suite 210C, Chandler, Arizona for $725 per month. The lease expires July 31, 2020 and $16,737 is due through the remainder of the lease. We leased 116 square meters of space in 129 Datian Street, Jiafa Building A33C, Jingan District, Shanghai, China for $1,068 per month expired in March 2018. Currently, this space is provided free of charge. We leased office space in Yong Fu West, Guangxi Province, Qinzhou, China for $266 per month which expires in March 2018. Currently, we are paying on a month to month basis. We believe that our facilities are adequate to meet our current and near-term needs.

Litigation — The Company is currently not a party to any material legal proceedings.

Employment Agreement — Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring half his compensation until such time as the Company can afford full payment.

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

NOTE 14 – SUBSEQUENT EVENTS

On June 19, 2018, the Company, GCH, GCM and HKM agreed to terminate all past agreements between the parties referenced above (“Release”). Under the terms of the Release, the Company will receive 20,000 tons of Iron Duke ore with equivalent chemical composition as that has been delivered in the past (“Payment”). Payment shall be set aside in a separate pile for AuraSource retrieval (the “Pick up”). Upon 30 days advanced written notice, AuraSource shall be allowed access to retrieve the Payment. Payment shall be removed from the ground prior and put in staging area by the end of the 30 days’ notice. The Company shall be responsible for all logistics and the costs associated therewith for loading and transporting the subject Payment. Such ore shall be picked up by the Company within 270 days from the date of execution of this Agreement. If the Company does not pick up the ore within the 270 days, the Company will lose the rights to the ore. The $363,077 (“Net Amount Owed”), which constitutes all deposits made by the Company, less all amounts owed by the Company under the Past Agreements shall be forgiven. The 16 million shares of common stock referenced in Note 3 were cancelled under the Release.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2018, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2018, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	55	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	44	Chief Financial Officer, Treasurer and a Director

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

Eric Stoppenhagen was appointed Chief Financial Officer (“CFO”) and Treasurer in July 2008. He has served as a director of the Company since July 2008. Mr. Stoppenhagen through his consulting company, NYX Advisors, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides CFO services to these companies, including transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than 15 years of financial experience having served in an executive capacity for several public and private companies, including Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; President of Catalyst Lighting Group, Inc. in 2010; and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2018, our executive officers and directors have not complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2018 and 2017 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2018	27,500	—	—	29,520	(2)	—	57,020
Chief Executive Officer	2017	—	—	—	44,119	(2)	—	44,119

Eric Stoppenhagen (1)	2018	27,500	—	-	29,520	(2)	-	57,020
Chief Financial Officer	2017	—	—	—	44,119	(2)	-	44,119

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen accrued their compensation.
(2)

In April 2017, we granted an additional 40,000 options to purchase shares of our common stock at $0.15 per share to certain members of our BOD. In April 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

On April 1, 2016, Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at an exercise price of $0.49 for serving on the BOD. On April 1, 2016, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On July 1, 2016, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On October 1, 2016, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On January 1, 2017, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. The options will expire in 10 years after issuance.

Narrative Disclosure to Summary Compensation Table

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring half his compensation until such time as the Company can afford payment.

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

 In our fiscal year ending March 31, 2018, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2018

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2018.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	1/1/2009	20,000	0	3.50	12/31/2019
Eric Stoppenhagen	1/1/2009	20,000	0	3.50	12/31/2019
Philip Liu	4/1/2010	20,000	0	1.00	3/31/2020
Eric Stoppenhagen	4/1/2010	20,000	0	1.00	3/31/2020
Philip Liu	4/1/2011	20,000	0	0.75	3/31/2021
Eric Stoppenhagen	4/1/2011	20,000	0	0.75	3/31/2021
Philip Liu	2/15/2012	0	950,000	0.28	2/15/2017
Eric Stoppenhagen	2/15/2012	0	950,000	0.28	2/15/2017
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022

Eric Stoppenhagen	4/1/2012	20,000			0		0.27	3/31/2022
Philip Liu	4/1/2013	20,000			0		0.45	3/31/2023
Eric Stoppenhagen	4/1/2013	20,000			0		0.45	3/31/2023
Philip Liu		1/1/2014		100,000		0	0.25	12/31/2023
Eric Stoppenhagen		1/1/2014		100,000		0	0.25	12/31/2023

Philip Liu		4/1/2014		20,000		0	0.50	3/31/2024
Eric Stoppenhagen		4/1/2014		20,000		0	0.50	3/31/2024
Philip Liu		4/1/2014		100,000		0	0.25	3/31/2024
Eric Stoppenhagen		4/1/2014		100,000		0	0.25	3/31/2024

Philip Liu		7/1/2014		100,000		0	0.25	6/30/2024
Eric Stoppenhagen		7/1/2014		100,000		0	0.25	6/30/2024

Philip Liu		10/1/2014		100,000		0	0.25	9/30/2024
Eric Stoppenhagen		10/1/2014		100,000		0	0.25	9/30/2024

Philip Liu		1/1/2015		100,000		0	0.25	12/31/2024
Eric Stoppenhagen		1/1/2015		100,000		0	0.25	12/31/2024

Philip Liu		4/1/2015		20,000		0	0.49	3/31/2025
Eric Stoppenhagen		4/1/2015		20,000		0	0.49	3/31/2025
Philip Liu		4/1/2015		100,000		0	0.25	3/31/2025
Eric Stoppenhagen		4/1/2015		100,000		0	0.25	3/31/2025

Philip Liu		7/1/2015		100,000		0	0.25	6/30/2025
Eric Stoppenhagen		7/1/2015		100,000		0	0.25	6/30/2025

Philip Liu		10/1/2015		100,000		0	0.25	9/30/2025
Eric Stoppenhagen		10/1/2015		100,000		0	0.25	9/30/2025

Philip Liu		1/1/2016		100,000		0	0.25	12/31/2025
Eric Stoppenhagen		1/1/2016		100,000		0	0.25	12/31/2025

Philip Liu		4/1/2016		20,000		0	0.15	3/31/2026
Eric Stoppenhagen		4/1/2016		20,000		0	0.15	3/31/2026
Philip Liu		4/1/2016		100,000		0	0.25	3/31/2026
Eric Stoppenhagen		4/1/2016		100,000		0	0.25	3/31/2026

Philip Liu		7/1/2016		100,000		0	0.25	6/30/2026
Eric Stoppenhagen		7/1/2016		100,000		0	0.25	6/30/2026

Philip Liu		10/1/2016		100,000		0	0.25	9/30/2026
Eric Stoppenhagen		10/1/2016	100,000		0	0.25		9/30/2026

Philip Liu	1/1/2017	100,000	0	0.25	12/31/2026
Eric Stoppenhagen	1/1/2017	100,000	0	0.25	12/31/2026

Philip Liu	4/1/2017	20,000	0	0.15	3/31/2027
Eric Stoppenhagen	4/1/2017	20,000	0	0.15	3/31/2027
Philip Liu	4/1/2017	100,000	0	0.25	3/31/2027
Eric Stoppenhagen	4/1/2017	100,000	0	0.25	3/31/2027

Philip Liu	7/1/2017	100,000	0	0.25	6/30/2027
Eric Stoppenhagen	7/1/2017	100,000	0	0.25	6/30/2027

Philip Liu	10/1/2017	100,000	0	0.25	9/30/2027
Eric Stoppenhagen	10/1/2017	100,000	0	0.25	9/30/2027

Philip Liu	1/1/2018	100,000	0	0.25	12/31/2027
Eric Stoppenhagen	1/1/2018	100,000	0	0.25	12/31/2027

(1) Mr. Liu and Mr. Stoppenhagen were granted 20,000 options at the beginning of each fiscal year with an exercise price equal to the market price on that date for serving on the BOD.  In the year ending March 31, 2017, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company. In the year ending March 31, 2018, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company.

(2) Mr. Liu and Mr. Stoppenhagen were granted 950,000 options with an exercise price of $0.28. The options will vest upon the Company earning $5 million in revenues. The options will expire in 5 years.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2018.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	3.50
Eric Stoppenhagen	20,000	100%	3.50
Philip Liu	20,000	100%	1.00
Eric Stoppenhagen	20,000	100%	1.00
Philip Liu	20,000	100%	0.75
Eric Stoppenhagen	20,000	100%	0.75

Philip Liu	950,000	0%	0.28
Eric Stoppenhagen	950,000	0%	0.28
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.49
Eric Stoppenhagen	20,000	100%	0.49
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.15
Eric Stoppenhagen	20,000	100%	0.15
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.15
Eric Stoppenhagen	20,000	100%	0.15

Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2016 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at March 31, 2018	Value of Unexercised In-the-Money Options and Warrants at March 31, 2018
Philip Liu	0	N/A	2,830,000	0
Eric Stoppenhagen	0	N/A	2,830,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2018:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically. Additionally, the Company will grant each director 20,000 stock options on the first business day of each calendar year, at the closing market price on the day of grant. At the end of each fiscal quarter, 5,000 of the 20,000 stock options granted will vest. The Company will issue new members of the BOD 100,000 shares of the Company’s common stock on the date of appointment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 3, 2018 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 62,381,476 shares of our common stock outstanding on July 3, 2018.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 1490 South Price Road, Suite 210C, Chandler, AZ 85286.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Mongolia Natural Resource Investment Group	9,625,000	15.43%
Philip Liu (2)	13,916,677	22.31%
Eric Stoppenhagen(2)	2,628,400	4.21%
All officers and directors
as a group (two persons)	16,545,077	26.52%
	26,170,077	33.39%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (62,381,476) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	6,730,000	$ 0.31	0
Total	6,730,000	$ 0.31	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2018.

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

Effective January 1, 2014, we entered into an employment agreement with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.25 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2014 to December 31, 2019. Mr. Liu is currently deferring half his compensation until such time as the Company can afford payment.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2018 and 2017, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2018 and 2017, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $27,500 and $0 for the years ended March 31, 2018 and 2017, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2018 and 2017.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2018 and 2017 were zero.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2018 and 2017.

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

AuraSource, Inc.

Date: July 3, 2018	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 3, 2018	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer (Principal Executive Officer)	July 3, 2018
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 3, 2018
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 3, 2018
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 3, 2018

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.