Form 10-Q
period 2018-09-30
AuraSource, Inc.
filed 2018-11-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, $.001 par value	62,901,476

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$84,986	$248,472
Accounts receivable	15,461	11,244
Deposits and other current assets – related party	363,078	516,045
TOTAL CURRENT ASSETS	463,525	775,761
TOTAL ASSETS	$463,525	$775,761

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$132,822	$187,434
Due to related parties	1,253,056	1,358,454
Note payable and accrued interest	173,689	170,910
Note payable and accrued interest – related party	2,089,596	1,988,662
TOTAL CURRENT LIABILITIES	3,649,163	3,705,460

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 62,901,476 and 78,381,476 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	62,901	78,381
Additional paid in capital	13,460,129	13,296,668
Accumulated other comprehensive income	53,106	12,742
Accumulated deficit	(16,761,773)	(16,317,490)
Total stockholders' deficit	(3,185,637)	(2,929,699)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$463,525	$775,761

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General & administrative expenses	177,443	181,708	349,989	360,404
Total operating expenses	177,443	181,708	349,989	360,404

Loss from operations	(177,443)	(181,708)	(349,989)	(360,404)

Interest income (expense) and other, net	(55,224)	(58,985)	(94,296)	(116,548)

Net loss	(232,667)	(240,693)	(444,285)	(476,952)
Other Comprehensive Income
Foreign currency translation gain (loss)	16,497	(13,346)	40,365	(19,576)
Total Comprehensive Loss	$(216,170)	$(254,039)	$(403,920)	$(496,528)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic & diluted	62,749,574	66,605,450	69,561,066	66,459,513

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(444,285)	$(476,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	23,796
Options issued for services	64,381	27,041
Changes in operating assets and liabilities
Accounts receivable	(4,216)	—
Deposits	152,967	—
Accounts payable and accrued expenses	(54,612)	(2,742)
Accounts payable and accrued expenses – related parties	(4,464)	345,193
Interest payable	7,779	7,001
Net cash used in operating activities	(282,450)	(76,663)

Cash flows from financing activities
Proceeds from the issuance of common stock	83,600	40,000
Repayment of note	(5,000)
Net cash provided by financing activities	78,600	40,000

Effect of exchange rate fluctuation on cash	40,364	(19,576)

Net change in cash	(163,486)	(56,239)

Cash - beginning balance	248,472	88,423

Cash - ending balance	$84,986	$32,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Stock cancelled for related party settlement	$16,000	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $16,761,773 at September 30, 2018.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2018 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending March 31, 2019.

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

Accounts Receivable - The Company extends credit to its customers. Accounts receivable was recorded at the contract amount after deduction of trade discounts and, allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses from accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2018 and 2017 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of September 30, 2018 and March 31, 2018, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of September 30, 2018). We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DEPOSITS AND OTHER CURRENT ASSETS – RELATED PARTY

Deposits and other current assets were $363,078 and $516,045 as of September 30, 2018 and March 31, 2018, respectively.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	March 31,
	2018	2018
	(Unaudited)
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(543,521)	(543,521)
Total fixed assets, net	$—	$—

The depreciation expense for the three and six months ended September 30, 2018 was $0. The depreciation expense for the three and six months ended September 30, 2017 was $0.

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

The net intangibles were $0 as of September 30, 2018 and March 31, 2018. We issued 600,000 shares of common stock for the acquisition of certain intangibles. The shares issued in connection with $753,530 of the acquired intangibles were valued at $606,000 or $1.01 per share which was the share price on August 8, 2010, the acquisition date. The Company paid cash for the remainder of the amount due. On March 31, 2018, in accordance with ASC 360 and ASC 820, the Company fully impaired the intangible.

NOTE 6 – DUE TO RELATED PARTIES

As of September 30, 2018 and March 31, 2018, $1,253,056 and $1,358,454, respectively, is owed to the officers and directors of the Company. As of September 30, 2018, $416,384 is from the advancement of expenses and $827,173 is for past due compensation.

NOTE 7 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of September 30, 2018, the Company accrued interest of $99,987 and remains in the note payable account with no conversion right. This will be settled upon the Company having a gross profit of $1 million.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. The amount of principle and interest as of September 30, 2018 is $73,702. The principle and interest are due on September 15, 2016. The note payable is currently in default.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,664,960 is owed under the note as of September 30, 2018. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2018. The note is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $424,378 is owed under the note as of September 30, 2018. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2018. The note is in default.

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

During the quarter ended September 30, 2018, the Company issued 520,000 shares of common stock for $83,600.

NOTE 10 - STOCK OPTIONS

In April 2017, we granted an additional 40,000 options to purchase shares of our common stock at $0.075 per share to certain members of our BOD. In April 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2017, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2018, we granted an additional 40,000 options to purchase shares of our common stock at $0.11 per share to certain members of our BOD. In April 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

In the quarter ended June 30, 2018, 2.85 million options were cancelled. These options vested upon the success of the transaction outlined in Note 3. Due to the unsuccessful outcome these options were cancelled.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the quarter ended September 30, 2018, the Company recorded $37,990, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The following table summarizes activity in the Company's stock option grants for the year ended March 31, 2018 and six months ended September 30, 2018:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2017	5,890,000	$0.35
Granted	840,000	$0.25
Balance at March 31, 2018	6,730,000	$0.32
Granted	440,000	$0.25
Cancelled	(2,850,000)	$0.28
Balance at September 30, 2018	4,320,000	$0.33

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price

$3.50	60,000	2.25	$3.50	60,000	$3.50
$1.00	60,000	3.25	$1.00	60,000	$1.00
$0.75	60,000	4.25	$0.75	60,000	$0.75
$0.50	60,000	6.25	$0.50	60,000	$0.50
$0.49	40,000	7.25	$0.49	40,000	$0.49
$0.45	60,000	6.25	$0.45	60,000	$0.45
$0.27	60,000	5.25	$0.27	60,000	$0.28
$0.25	3,800,000	8.50	$0.25	3,800,000	$0.25
$0.19	40,000	9.75	$0.19	40,000	$0.19
$0.15	40,000	8.25	$0.15	40,000	$0.15
$0.075	40,000	8.75	$0.075	40,000	$0.075
Balance at September 30, 2018	4,320,000	5.10	$0.32	4,320,000	$0.32

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

Results of Operations

For the Three Months Ended September 30, 2018 and 2017

Revenues

Revenues were $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses were $177,443 and $181,708 for the three months ended September 30, 2018 and 2017, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(55,224) and $(58,985) for the three months ended September 30, 2018 and 2017, respectively.

For the Six Months Ended September 30, 2018 and 2017

Revenues

Revenues were $0 and $0 for the six months ended September 30, 2018 and 2017, respectively.

Gross Profit

Gross profit was $0 and $0 for the six months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses were $349,989 and $360.404 for the six months ended September 30, 2018 and 2017, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(94,296) and $(116,548) for the six months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(287,450) and $(76,663) in the six months ended September 30, 2018 and 2017, respectively. The increase in cash used for operations was mainly due to a reduction in accruing of expenses for services and accounts payable to related parties in 2018 versus 2017 offset by a decrease in deposits in 2018.

Net cash used in investing activities was $0 and $0 in the six months ended September 30, 2018 and 2017, respectively.

Net cash used in financing activities was $83,600 and $40,000 in the six months ended September 30, 2018 and 2017, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $16,761,773 at September 30, 2018. The Company has incurred losses of $232,667 and $240,693 for the six months ended September 30, 2018 and 2017, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of September 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: November 14, 2018	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: November 14, 2018	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer