Form 10-Q
period 2019-06-30
AuraSource, Inc.
filed 2019-08-21
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28585

AuraSource, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	68-0427395 (IRS Employer Identification No.)

2103 E. Cedar St., Suite 6, Tempe, AZ 85281

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x] Emerging growth company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2019
Common Stock, $.001 par value	65,181,119

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$34,296	$58,161
TOTAL CURRENT ASSETS	34,296	58,161
TOTAL ASSETS	$34,296	$58,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$143,632	$167,467
Due to related parties	1,600,193	1,540,695
Note payable and accrued interest	186,344	182,022
Note payable and accrued interest – related party	2,095,341	2,044,236
TOTAL CURRENT LIABILITIES	4,025,510	3,934,420

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 65,181,119 and 64,681,119 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	65,181	64,681
Additional paid in capital	13,738,031	13,657,731
Accumulated other comprehensive income	52,812	42,334
Accumulated deficit	(17,847,238)	(17,641,005)
Total stockholders' deficit	(3,991,214)	(3,876,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,296	$58,161

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2019	2018

Revenue	$35,000	$—

Cost of revenue	5,316	—

Gross profit (loss)	29,684	—

Operating expenses
General and administrative expenses	180,488	172,545
Total operating expenses	180,488	172,545

Loss from operations	(150,805)	(172,545)

Interest income (expense) and other, net	(55,427)	(39,072)

Net loss	$(206,232)	$(211,617)
Other Comprehensive Income
Foreign currency translation gain (loss)	10,478	23,868
Total Comprehensive Loss	$(195,754)	$(187,749)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding —Basic and diluted	64,799,251	76,447,410

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED JUNE 30, 2019

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2019	—	$—	64,681,119	$64,681	$13,657,731	$(17,641,005)	$42,334	$(3,876,260)
Issuance of shares for cash			500,000	500	39,500			40,000
Issuance of options	—	—			40,800		—	40,800
Net loss	—	—				(206,232)	—	(206,232)
Foreign currency translation adjustment	—	—	—	—	—	—	10,478	10,478
Balance at June 30, 2019	—	$—	65,181,119	$65,181	$13,738,031	$(17,847,238)	$52,812	$(3,991,214)

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED JUNE 30, 2018

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2018	—	$—	78,381,476	$78,381	$13,296,668	$(16,317,489)	$12,742	$(2,929,698)
Return of shares	—	—	-(16,000,000)	(16,000)	16,000		—	-
Issuance of options	—	—			26,392		—	26,392
Net loss	—	—				(211,617)	—	(211,617)
Foreign currency translation adjustment	—	—	—	—	—	—	23,868	23,868
Balance at June 30, 2018	—	$—	62,381,476	$62,381	$13,339,058	$(16,529,106)	$36,609	$(3,091,057)

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(206,234)	$(211,617)
Adjustments to reconcile net loss to net cash used in operating activities
Options issued for services	40,800	26,392
Changes in operating assets and liabilities
Accounts receivable	—	(4,216)
Deposit	—	152,967
Interest payable	4,322	3,778
Accounts payable and accrued expenses	(23,834)	—
Accounts payable – related parties	110,604	(103,288)
Net cash used in operating activities	(74,342)	(135,984)

Cash flows from financing activities
Cash received from the issuance of stock	40,000	—
Repayment note	—	(5,000)
Net cash provided by financing activities	40,000	(5,000)

Effect of exchange rate fluctuation on cash	10,477	23,868

Net change in cash	(23,865)	(117,116)

Cash - beginning balance	58,161	248,472

Cash - ending balance	$34,296	$131,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Stock cancelled for related party settlement	$—	$16,000

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $17,847,238 at June 30, 2019.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2019 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending March 31, 2019.

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

Leases- In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard became effective January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease labilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. The new standard did not have a material impact.

We entered into a new lease on July 1, 2019. The new policy will impact us July 1, 2019.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2019 and 2018 because their effect is anti-dilutive.

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

Recent Accounting Pronouncements –

In February 2016, the FASB issued ASU No. 2016-02, "Leases," that supersedes Accounting Standards Codification (“ASC”) 840, "Leases." Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842 on April 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption.  The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing lease.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for public entities for annual periods beginning after December 15, 2019. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement," which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, "Cloud Computing Arrangements," which aligns the requirements for capitalizing implementation costs in a Cloud Computing Arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of June 30, 2019 and March 31, 2019, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2019). We have not experienced any losses in such accounts and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of June 30, 2019 and March 31, 2019, $1,600,193 and $1,540,695, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,638,333 is owed under the note as of June 30, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $457,008 is owed under the note as of June 30, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

NOTE 5 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of March 31, 2019, the Company accrued interest of $109,259 and remains in the note payable account with no conversion right. This note was settled on July 12, 2019 in exchange for the issuance of 437,032 shares of the Company’s common stock.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. The amount of principle and interest as of March 31, 2019 is $77,068. The principle and interest are due on September 15, 2016. The note payable is currently in default.

NOTE 6 – STOCK ISSUANCE

During the quarter ended June 30, 2018, 16 million shares of common stock were cancelled.

During the quarter ended September 30, 2018, the Company issued 520,000 shares of common stock for $83,600.

During the quarter ended December 31, 2018, the Company issued 397,143 shares of common stock for $34,000 and 57,143 shares of common stock for past investment.

During the quarter ended March 31, 2019, the Company issued 1,382,500 shares of common stock for $94,400.

 During the quarter ended June 30, 2019, the Company issued 500,000 shares of common stock for $40,000.

NOTE 7 - STOCK OPTIONS

In April 2018, we granted an additional 40,000 options to purchase shares of our common stock at $0.11 per share to certain members of our BOD. In April 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2019, we granted an additional 40,000 options to purchase shares of our common stock at $0.17 per share to certain members of our BOD. In April 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	330%
Average expected option life	5 years
Risk-free interest rate	0.70%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2019 and 2020:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2018	6,730,000	$0.32
Granted	840,000	$0.25
Cancelled	(2,850,000)	$0.28
Balance at March 31, 2019	4,720,000	$0.33
Granted	220,000	$0.25
Balance at June 30, 2019	4,940,000	$0.28

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price

$3.50	60,000	2.00	$3.50	60,000	$3.50
$1.00	60,000	2.75	$1.00	60,000	$1.00
$0.75	60,000	3.75	$0.75	60,000	$0.75
$0.50	60,000	5.75	$0.50	60,000	$0.50
$0.49	40,000	6.75	$0.49	40,000	$0.49
$0.45	60,000	5.75	$0.45	60,000	$0.45
$0.27	60,000	5.00	$0.27	60,000	$0.28
$0.25	4,440,000	8.25	$0.25	4,440,000	$0.25
$0.19	40,000	9.00	$0.19	40,000	$0.19
$0.15	40,000	7.75	$0.15	40,000	$0.15
$0.075	40,000	7.75	$0.075	40,000	$0.075
Balance at June 30, 2019	4,940,000	6.10	$0.32	4,940,000	$0.32

NOTE 7 – SUBSEQUENT EVENTS

On July 12, 2019, a note owed to Pelican Creek was settled in exchange for the issuance of 437,032 shares of the Company’s common stock.

On July 12, 2019, an accounts payable of $53,750 was settled in exchange for the issuance of 215,000 shares of the Company’s common stock.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2019 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2019 and 2018

Revenues

Revenues were $35,000 and $0 for the three months ended June 30, 2019 and 2018, respectively. The increase in revenues were due to one mineral processing contract.

Cost of Sales

Cost of sales was $ 5,316 and $0 for the three months ended June 30, 2019 and 2018, respectively.

Gross Profit

Gross profit was $ 29,684 and $0 for the three months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $180,488 and $172,545 for the three months ended June 30, 2019 and 2018, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(55,427) and $(39,072) for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(74,343) and $(135,984) in the three months ended June 30, 2019 and 2018, respectively. The decrease in cash used for operations was mainly due to a reduction in deposit in 2018 and accruing of expenses for services and accounts payable to related parties in 2019 versus 2018.

Net cash used in investing activities was $0 and $0 in the three months ended June 30, 2019 and 2018, respectively.

Net cash received from / (used in) financing activities was $40,000 and $(5,000) and $0 in the three months ended June 30, 2019 and 2018, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $17,847,238 at June 30, 2019. The Company has incurred losses of $206,232 and $211,617 for the three months ended June 30, 2019 and 2018, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2019 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2019, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

AURASOURCE, INC.

Date: August 20, 2019	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 20, 2019	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation