Form 10-Q
period 2019-09-30
AuraSource, Inc.
filed 2019-11-07
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2019
Common Stock, $.001 par value	66,033,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,460	$58,161
TOTAL CURRENT ASSETS	28,460	58,161
Deposit	2,261	—
Operating lease right-of-use assets, net	59,272	—
TOTAL ASSETS	$89,993	$58,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$84,765	$167,467
Due to related parties	1,727,087	1,540,695
Operating lease obligations, current	19,865	—
Note payable and accrued interest	78,240	182,022
Note payable and accrued interest – related party	2,147,725	2,044,236
TOTAL CURRENT LIABILITIES	4,057,682	3,934,420
Operating lease obligations, long term	39,612	—
TOTAL LIABILITIES	4,097,294	3,934,420

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 66,033,151 and 64,681,119 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	66,033	64,681
Additional paid in capital	14,010,608	13,657,731
Accumulated other comprehensive income	66,254	42,334
Accumulated deficit	(18,150,196)	(17,641,005)
Total stockholders' deficit	(4,007,301)	(3,876,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,993	$58,161

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenue	$—	$—	$35,000	$—

Cost of revenue	—	—	5,316	—

Gross profit	—	—	29,684	—

Operating expenses:
General & administrative expenses	226,598	177,443	407,087	349,989
Total operating expenses	226,598	177,443	407,087	349,989

Loss from operations	(226,598)	(177,443)	(377,403)	(349,989)

Interest income (expense) and other, net	(76,360)	(55,224)	(131,787)	(94,296)

Net loss	(302,958)	(232,667)	(509,190)	(444,285)
Other Comprehensive Income
Foreign currency translation gain	13,442	16,497	23,900	40,365
Total Comprehensive Loss	$(289,516)	$(216,170)	$(485,290)	$(403,920)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic & diluted	65,819,842	62,749,574	65,312,335	69,561,066

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND YEAR ENDED MARCH 31, 2019

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at June 30, 2019	—	$—	65,181,119	$65,181	$13,738,031	$(17,847,237)	$52,812	$(3,991,213)
	—	—
Issurance of shares for liability	—	—	652,032	652	185,177		—	185,829
Issuance of shares for cash			200,000	200	9,800			10,000
Issuance of options	—	—			77,600		—	77,600
Net loss	—	—				(302,958)	—	(302,958)
Foreign currency translation adjustment	—	—	—	—	—	—	13,442	13,442
Balance at September 30, 2019	—	$—	66,033,151	$66,033	$14,010,608	$(18,150,195)	$66,254	$(4,007,301)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at June 30, 2018	—	$—	62,381,476	$62,381	$13,339,059	$(16,529,106)	$36,609	$(3,091,057)
Issuance of shares for cash	—	—	520,000	520	82,080	—	—	83,600
Issuance of options	—	—	—		37,990	—	—	37,990
Net loss	—	—	—			(232,667)	—	(232,667)
Foreign currency translation adjustment	—	—	—	—	—	—	16,497	16,497
Balance at September 30, 2019	—	$—	62,901,476	$62,901	$13,460,129	$(16,761,773)	$53,106	$(3,185,637)

Six Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2019	—	$—	64,681,119	$64,681	$13,657,731	$(17,641,005)	$42,334	$(3,876,260)
Issuance of shares for liability	—	—	652,032	652	185,177	—	—	185,829
Issuance of shares for cash	—	—	700,000	700	49,300	—	—	50,000
Issuance of options	—	—	—	—	118,400	—	—	118,400
Net loss	—	—	—	—	—	(509,190)	—	(509,190)
Foreign currency translation	—	—	—	—	—	—	23,920	23,920
Balance at September 30, 2019 (Unaudited)	—	$—	66,033,151	$66,033	$14,010,608	$(18,150,196)	$66,254	$4,007,301

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2018	—	$—	78,381,476	$78,381	$13,296,668	$(16,317,489)	$12,742	$(2,929,698)
Return of shares	—	—	(16,000,000)	(16,000)	16,000	—	—	0
Issuance of shares for cash	—	—	520,000	520	82,080	—	—	83,600
Issuance of options	—	—	—		64,381	—	—	64,381
Net loss	—	—	—			(444,284)	—	(444,284)
Foreign currency translation adjustment	—	—	—	—	—	—	40,365	40,365
Balance at September 30, 2019	—	$—	62,901,476	$62,901	$13,460,129	$(16,761,773)	$53,106	$(3,185,637)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(509,190)	$(444,285)
Adjustments to reconcile net loss to net cash used in operating activities
Options issued for services	118,400	64,381
Changes in operating assets and liabilities
Accounts receivable	—	(4,216)
Deposits	(2,262)	152,967
Accounts payable and accrued expenses	(21,426)	(54,612)
Accounts payable and accrued expenses – related parties	289,881	(4,464)
Interest payable	20,978	7,779
Net cash used in operating activities	(103,620)	(282,450)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	83,600
Repayment of note	—	(5,000)
Net cash provided by financing activities	50,000	78,600

Effect of exchange rate fluctuation on cash	23,920	40,364

Net change in cash	(29,702)	(163,486)

Cash - beginning balance	58,161	248,472

Cash - ending balance	$28,460	$84,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Stock issuance for liability settlement	$185,829	$—
Stock cancelled for related party settlement	$—	$16,000

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $18,150,196 at September 30, 2019.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue Recognition. ASC 606 requires that five basic criteria must be met before revenue can be recognized:

  Identify the contract(s) with a customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when or as you satisfy a performance obligation

When we are paid in advance for products or services, we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, and we amortized the price over the term of the agreement.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2019 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending March 31, 2019.

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

The new standard became effective April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on April 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

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

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars, but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and six months ended September 30, 2019 and 2018 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of September 30, 2019 and March 31, 2019, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of September 30, 2019). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of September 30, 2019 and March 31, 2019, $1,727,087 and $1,540,695, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,679,292 is owed under the note as of September 30, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $468,434 is owed under the note as of September 30, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

NOTE 5 – NOTE PAYABLE

On December 31, 2012, the Company received $500,000 from Pelican Creek, LLC (Pelican Creek”), a former related party who resigned in June 2014, and recorded the corresponding note as a current liability on the balance sheet. Our former director, Larry Kohler, manages Pelican Creek. As an inducement to receive this loan, the Company issued 1,250,000 shares of its common stock to Pelican Creek for the year ended March 31, 2012. The FV of the shares issued was $812,500 valued at $0.65 per share, using the closing price on the effective date of the agreement. The coupon interest on this note accrues daily on the outstanding principal amount at 8% per annum. On March 26, 2014, the Company issued 2,000,000 shares of common stock in exchange for the cancelation of a $500,000 note payable. As such, as of June 30, 2019, the Company accrued interest of $109,259 and remained in the note payable account. This note was settled on July 12, 2019 in exchange for the issuance of 437,032 shares of the Company’s common stock. We recognized a loss on debt settlement of $15,295. We issued 215,000 shares to Mr. Kohler to settle pass due amounts. We recognized a loss on debt settlement of $7,525.

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. The amount of principle and interest as of June 30, 2019 is $78,224. The principle and interest are due on September 15, 2016. The note payable is currently in default.

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

 During the quarter ended September 30, 2019, the Company issued 200,000 shares of common stock for $10,000.

 During the quarter ended September 30, 2019, the Company issued 652,032 shares of common stock for settlement of liabilities.

NOTE 7 - STOCK OPTIONS

In April 2018, we granted an additional 40,000 options to purchase shares of our common stock at $0.11 per share to certain members of our BOD. In April 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2019, we granted an additional 40,000 options to purchase shares of our common stock at $0.17 per share to certain members of our BOD. In April 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	330%
Average expected option life	5 years
Risk-free interest rate	0.70%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2019 and 2020:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2018	6,730,000	$0.32
Granted	840,000	$0.25
Cancelled	(2,850,000)	$0.28
Balance at March 31, 2019	4,720,000	$0.33
Granted	420,000	$0.25
Balance at September 30, 2019	5,140,000	$0.28

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price

$3.50	60,000	2.00	$3.50	60,000	$3.50
$1.00	60,000	2.75	$1.00	60,000	$1.00
$0.75	60,000	3.75	$0.75	60,000	$0.75
$0.50	60,000	5.75	$0.50	60,000	$0.50
$0.49	40,000	6.75	$0.49	40,000	$0.49
$0.45	60,000	5.75	$0.45	60,000	$0.45
$0.27	60,000	5.00	$0.27	60,000	$0.28
$0.25	4,640,000	8.25	$0.25	4,640,000	$0.25
$0.19	40,000	9.00	$0.19	40,000	$0.19
$0.15	40,000	7.75	$0.15	40,000	$0.15
$0.075	40,000	7.75	$0.075	40,000	$0.075
Balance at September 30, 2019	5,140,000	6.10	$0.32	5,140,000	$0.32

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

Results of Operations

For the Three Months Ended September 30, 2019 and 2018

Revenues

Revenues were $0 and $0 for the three months ended September 30, 2019 and 2018, respectively.

Cost of Sales

Cost of sales was $0 and $0 for the three months ended September 30, 2019 and 2018, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $226,598 and $177,443 for the three months ended September 30, 2019 and 2018, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(76,360) and $(55,224) for the three months ended September 30, 2019 and 2018, respectively.

For the Six Months Ended September 30, 2019 and 2018

Revenues

Revenues were $35,000 and $0 for the six months ended September 30, 2019 and 2018, respectively. The increase in revenues were due to one mineral processing contract.

Cost of Sales

Cost of sales was $5,316 and $0 for the six months ended September 30, 2019 and 2018, respectively.

Gross Profit

Gross profit was $29,684 and $0 for the six months ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $407,087 and $349,989 for the six months ended September 30, 2019 and 2018, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(131,787) and $(94,296) for the six months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(103,621) and $(282,450) in the six months ended September 30, 2019 and 2018, respectively. The decrease in cash used for operations was mainly due to a reduction in deposit in 2018 and accruing of expenses for services and accounts payable to related parties in 2019 versus 2018.

Net cash used in investing activities was $0 and $0 in the six months ended September 30, 2019 and 2018, respectively.

Net cash received from / (used in) financing activities was $50,000 and $78,600 in the six months ended September 30, 2019 and 2018, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $18,150,196 at September 30, 2019. The Company has incurred losses of $509,190 and $444,285 for the six months ended September 30, 2019 and 2018, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of September 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2019, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: November 7, 2019	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: November 7, 2019	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation