Form 10-Q
period 2019-12-31
AuraSource, Inc.
filed 2020-01-31
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2020
Common Stock, $.001 par value	66,033,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$31,581	$58,161
TOTAL CURRENT ASSETS	31,581	58,161
Deposit	2,262	—
Operating lease right-of-use assets, net	54,359	—
TOTAL ASSETS	$88,202	$58,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$70,426	$167,467
Due to related parties	1,836,585	1,540,695
Operating lease obligations, current	20,598	—
Note payable and accrued interest	79,414	182,022
Note payable and accrued interest – related party	2,201,419	2,044,236
TOTAL CURRENT LIABILITIES	4,208,441	3,934,420
Operating lease obligations, long term	34,171	—
TOTAL LIABILITIES	4,242,613	3,934,420

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 66,033,151 and 64,681,119 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	66,033	64,681
Additional paid in capital	14,034,208	13,657,731
Subscription payable	15,000	—
Accumulated other comprehensive income	60,662	42,334
Accumulated deficit	(18,330,314)	(17,641,005)
Total stockholders' deficit	(4,154,411)	(3,876,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,202	$58,161

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenue	$—	$—	$35,000	$—

Cost of revenue	—	—	5,316	—

Gross profit	—	—	29,684	—

Operating expenses:
General & administrative expenses	125,252	493,362	532,339	843,351
Total operating expenses	125,252	493,362	532,339	843,351

Loss from operations	(125,252)	(493,362)	(502,655)	(843,351)

Interest income (expense) and other, net	(54,866)	(56,094)	(186,653)	(150,389)

Net loss	(180,118)	(549,456)	(689,308)	(993,740)
Other Comprehensive Income
Foreign currency translation gain	(5,591)	(392)	18,328	39,973
Total Comprehensive Loss	$(185,709)	$(549,848)	$(670,980)	$(953,767)

Basic & diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	66,033,151	63,040,855	65,553,481	67,369,723

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subscription Payable	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2019	—	$—	66,033,151	$66,033	$14,010,608	$—	$(18,150,195)	$66,254	$(4,007,301)
Subscription payable	—	—	—	—	—	15,000	—	—	15,000
Issuance of options	—	—	—	—	23,600	—	—	—	23,600
Net loss	—	—	—	—	—	—	(180,118)	—	(180,118)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,591)	(5,591)
Balance at December 31, 2019	—	$—	66,033,151	$66,033	$14,034,208	$15,000	$(18,330,314)	$60,662	$(4,154,411)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2018	—	$—	62,901,476	$62,901	$13,460,129	$(16,761,773)	$53,106	$(3,185,637)
Issuance of shares for cash	—	—	397,144	397	33,603	—	—	34,000
Issuance of options	—	—	—	—	40,990	—	—	40,990
Net loss	—	—	—	—	—	(549,456)	—	(549,456)
Foreign currency translation adjustment	—	—	—	—	—	—	(392)	(392)
Balance at December 31, 2018	—	$—	63,298,620	$63,298	$13,534,722	$(17,311,229)	$52,714	$(3,660,495)

Nine Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subscription Payable	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2019	—	$—	64,681,119	$64,681	$13,657,731	$—	$(17,641,005)	$42,334	$(3,876,260)
Issuance of shares for liability	—	—	652,032	652	185,177	—	—	—	185,829
Issuance of shares for cash	—	—	700,000	700	49,300	—	—	—	50,000
Subscription payable	—	—	—	—	15,000	15,000	—	—	15,000
Issuance of options	—	—	—	—	142,000	—	—	—	142,000
Net loss	—	—	—	—	—	—	(689,308)	—	(689,308)
Foreign currency translation	—	—	—	—	—	—	—	18,328	18,328
Balance at December 31, 2019 (Unaudited)	—	$—	66,033,151	$66,033	$14,034,208	$$15,000	$(18,330,314)	$60,662	$(4,154,411)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2018	—	$—	78,381,476	$78,381	$13,296,668	$(16,317,489)	$12,742	$(2,929,698)
Return of shares	—	—	(16,000,000)	(16,000)	16,000	—	—	0
Issuance of shares for cash	—	—	917,144	917	115,683	—	—	117,600
Issuance of options	—	—	—		105,371	—	—	105,371
Net loss	—	—	—			(993,740)	—	(993,740)
Foreign currency translation adjustment	—	—	—	—	—	—	39,972	39,972
Balance at December 31, 2018	—	$—	63,298,620	$63,298	$13,534,722	$(17,311,229)	$52,714	$(3,660,495)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(689,308)	$(993,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Options issued for services	142,000	105,371
Changes in operating assets and liabilities
Accounts receivable	—	(4,216)
Deposits	(2,262)	516,045
Accounts payable and accrued expenses	(35,355)	(95,525)
Accounts payable – related parties	453,073	106,705
Interest payable	21,946	11,901
Net cash used in operating activities	(109,908)	(353,459)

Cash flows from financing activities
Proceeds from issuance of common stock, net	50,000	117,600
Subscription payable	15,000	—
Repayment of Note	—	(5,000)
Net cash provided by financing activities	65,000	112,600

Effect of exchange rate fluctuation on cash	18,328	39,972

Net change in cash and equivalents	(26,580)	(200,887)

Cash - beginning balance	58,161	248,472

Cash - ending balance	$31,581	$47,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Stock cancelled for related party settlement	$—	$16,000
Stock issuance for liability settlement	$185,829	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $18,330,314 at December 31, 2019.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2019 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year ending March 31, 2019.

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

We entered into a new lease on July 1, 2019. The new policy impacted us July 1, 2019.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and nine months ended December 31, 2019 and 2018 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of December 31, 2019 and March 31, 2019, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2019). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of December 31, 2019 and March 31, 2019, $1,836,585 and $1,540,695, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,721,274 is owed under the note as of December 31, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,950 of the note into 1,313,556 shares of common stock which was considered the fair market value. $480,144 is owed under the note as of December 31, 2019. The note has an interest rate of 10% which is compounded quarterly is in default.

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

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. The amount of principle and interest as of December 31, 2019 is $79,414. The principle and interest are due on September 15, 2016. The note payable is currently in default.

NOTE 6 – STOCK ISSUANCE

During the quarter ended June 30, 2018, 16 million shares of common stock were cancelled.

During the quarter ended December 31, 2018, the Company issued 520,000 shares of common stock for $83,600.

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

As of December 31, 2019, there are 66,033,151 shares of common stock issued and outstanding.

NOTE 7 - STOCK OPTIONS

In April 2018, we granted an additional 40,000 options to purchase shares of our common stock at $0.11 per share to certain members of our BOD. In April 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2018, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In April 2019, we granted an additional 40,000 options to purchase shares of our common stock at $0.17 per share to certain members of our BOD. In April 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements.

In the quarter ended June 30, 2018, 2.85 million options were cancelled. Due to the unsuccessful outcome these options were cancelled.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and nine months ended December 31, 2019, the Company recorded $23,600 and $142,000, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	330%
Average expected option life	5 years
Risk-free interest rate	0.70%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2019 and 2020:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2018	6,730,000	$0.32
Granted	840,000	$0.25
Cancelled	(2,850,000)	$0.28
Balance at March 31, 2019	4,720,000	$0.33
Granted	640,000	$0.25
Cancelled	(160,000)	$0.59
Balance at December 31, 2019	5,200,000	$0.28

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price

$1.00	40,000.25		$1.00	40,000	$1.00
$0.75	40,000	1.25	$0.75	40,000	$0.75
$0.50	40,000	4.25	$0.50	40,000	$0.50
$0.49	40,000	5.25	$0.49	40,000	$0.49
$0.45	40,000	3.25	$0.45	40,000	$0.45
$0.27	40,000	2.25	$0.27	40,000	$0.28
$0.25	4,840,000	7.25	$0.25	4,840,000	$0.25
$0.19	40,000	8.75	$0.19	40,000	$0.19
$0.15	40,000	7.50	$0.15	40,000	$0.15
$0.075	40,000	7.50	$0.075	40,000	$0.075
Balance at December 31, 2019	5,200,000	5.85	$0.27	5,200,000	$0.27

NOTE 8 – SUBSEQUENT EVENT

On January 2, 2020, the Company sold 850,000 shares of common stock for $34,000.

Effective January 1, 2020, the Company entered into an Employment Agreement (the “Employment Agreement”) with Philip Liu, the Company’s CEO.  Under the Employment Agreement, Mr. Liu will receive a base salary of $240,000 per year and a guaranteed bonus of $40,000 per year.  Each quarter Mr. Liu shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.052 per share. Mr. Liu will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Liu will receive a car allowance of $500 per month and an office allowance of $500 per month.  The term of the contract is from January 1, 2020 to December 31, 2025.

Effective January 1, 2020, the Company entered into an Employment Agreement (the “Employment Agreement”) with Eric Stoppenhagen, the Company’s CFO.  Under the Employment Agreement, Mr. Stoppenhagen will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year.  Each quarter Mr. Stoppenhagen shall receive 100,000 options to purchase the Company’s common at an exercise price of $0.052 per share. Mr. Stoppenhagen will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Stoppenhagen will receive a car allowance of $250 per month and an office allowance of $250 per month.  The term of the contract is from January 1, 2020 to December 31, 2025.

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

Results of Operations

For the Three Months Ended December 31, 2019 and 2018

Revenues

Revenues were $0 and $0 for the three months ended December 31, 2019 and 2018, respectively.

Cost of Sales

Cost of sales was $0 and $0 for the three months ended December 31, 2019 and 2018, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended December 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $125,252 and $493,362 for the three months ended December 31, 2019 and 2018, respectively. The reduction in expense was mainly contributed to the write off of deposit of $363,078 in the three months ended December 31, 2018.

Interest Income (Expense) and Other

Interest income (expense) and other was $(54,866) and $(56,093) for the three months ended December 31, 2019 and 2018, respectively.

For the Nine Months Ended December 31, 2019 and 2018

Revenues

Revenues were $35,000 and $0 for the nine months ended December 31, 2019 and 2018, respectively. The increase in revenues were due to one mineral processing contract.

Cost of Sales

Cost of sales was $5,316 and $0 for the nine months ended December 31, 2019 and 2018, respectively.

Gross Profit

Gross profit was $29,684 and $0 for the nine months ended December 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $532,339 and $843,351 for the nine months ended December 31, 2019 and 2018, respectively. The reduction in expense was mainly contributed to the write off of deposit of $363,078 in the nine months ended December 31, 2018.

Interest Income (Expense) and Other

Interest income (expense) and other was $(163,833) and $(150,389) for the nine months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(109,908) and $(353,459) in the nine months ended December 31, 2019 and 2018, respectively. The decrease in cash used for operations was mainly due to a reduction in deposit in 2018 and accruing of expenses for services and accounts payable to related parties in 2019 versus 2018.

Net cash used in investing activities was $0 and $0 in the nine months ended December 31, 2019 and 2018, respectively.

Net cash received from / (used in) financing activities was $65,000 and $112,600 in the nine months ended December 31, 2019 and 2018, respectively. This was primarily due to the proceeds from the issuance of common stock.

The Company suffered recurring losses from operations and has an accumulated deficit of $18,330,314 at December 31, 2019. The Company has incurred losses of $670,980 and $953,767 for the nine months ended December 31, 2019 and 2018, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: January 29, 2020	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: January 29, 2020	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation