Form 10-Q
period 2020-12-31
AuraSource, Inc.
filed 2021-02-09
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2021
Common Stock, $.001 par value	67,733,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$30,155	$35,215
TOTAL CURRENT ASSETS	30,155	35,215
Deposit	2,262	2,262
Operating lease right-of-use assets, net	33,402	49,328
TOTAL ASSETS	$65,819	$86,805

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$121,285	$121,099
Due to related parties	2,243,283	1,906,239
Operating lease obligations, current	22,193	20,598
Note payable and accrued interest	114,151	80,605
Note payable and accrued interest – related party	2,429,953	2,256,453
TOTAL CURRENT LIABILITIES	4,930,866	4,384,994
Operating lease obligations, long term	11,978	29,346
TOTAL LIABILITIES	4,942,844	4,414,340

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 67,733,151 and 66,883,151 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	67,733	66,883
Additional paid in capital	14,136,208	14,075,958
Accumulated other comprehensive income	27,941	66,722
Accumulated deficit	(19,108,907)	(18,537,098)
Total stockholders' deficit	(4,877,026)	(4,327,535)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,819	$86,805

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$35,000

Cost of revenue	—	—	—	5,316

Gross profit	—	—	—	29,684

Operating expenses:
General & administrative expenses	134,179	125,252	409,418	532,339
Total operating expenses	134,179	125,252	409,418	532,339

Loss from operations	(134,179)	(125,252)	(409,418)	(502,655)

Interest income (expense) and other, net	(60,585)	(54,866)	(162,391)	(186,653)

Net loss	(194,764)	(180,118)	(571,809)	(689,308)
Other Comprehensive Income
Foreign currency translation gain (loss)	(19,134)	(5,591)	(38,781)	18,328
Total Comprehensive Loss	$(213,898)	$(185,709)	$(610,590)	$(670,980)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	67,645,651	66,033,151	67,212,787	65,553,481

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subscription Payable	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2019	—	$—	66,033,151	$66,033	$14,010,608	$—	$(18,150,195)	$66,254	$(4,007,301)
Subscription payable	—	—	—	—	—	15,000	—	—	15,000
Issuance of options	—	—	—	—	23,600	—	—	—	23,600
Net loss	—	—	—	—	—	—	(180,118)	—	(180,118)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,591)	(5,591)
Balance at December 31, 2019	—	$—	66,033,151	$66,033	$14,034,208	$15,000	$(18,330,314)	$60,662	$(4,154,411)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2020	—	$—	67,383,151	$67,383	$14,110,658	$(18,914,143)	$47,074	$(4,689,028)
Issuance of shares for cash	—	—	350,000	350	10,150	—	—	10,500
Issuance of options	—	—	—	—	15,400	—	—	15,400
Net loss	—	—	—	—	—	(194,764)	—	(194,764)
Foreign currency translation adjustment	—	—	—	—	—	—	(19,134)	(19,134)
Balance at December 31, 2020	—	$—	67,733,151	$67,733	$14,136,208	$(19,108,907)	$27,940	$(4,877,026)

Nine Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subscription Payable	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2019	—	$—	64,681,119	$64,681	$13,657,731	$—	$(17,641,005)	$42,334	$(3,876,260)
Issuance of shares for liability	—	—	652,032	652	185,177	—	—	—	185,829
Issuance of shares for cash	—	—	700,000	700	49,300	—	—	—	50,000
Subscription payable	—	—	—	—	15,000	15,000	—	—	15,000
Issuance of options	—	—	—	—	142,000	—	—	—	142,000
Net loss	—	—	—	—	—	—	(689,308)	—	(689,308)
Foreign currency translation	—	—	—	—	—	—	—	18,328	18,328
Balance at December 31, 2019 (Unaudited)	—	$—	66,033,151	$66,033	$14,034,208	$15,000	$(18,330,314)	$60,662	$(4,154,411)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2020	—	$—	66,883,151	$66,883	$14,075,958	$(18,537,098)	$66,721	$(4,327,536)
Issuance of shares for cash	—	—	850,000	850	19,650	—	—	20,500
Issuance of options	—	—	—	—	40,600	—	—	40,600
Net loss	—	—				(571,809)	—	(571,809)
Foreign currency translation adjustment	—	—	—	—	—	—	(38,781)	(38,781)
Balance at December 31, 2020	—	$—	67,733,151	$67,733	$14,136,208	$(19,108,907)	$27,940	$(4,877,026)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(571,809)	$(689,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Options issued for services	40,600	142,000
Changes in operating assets and liabilities
SBA Grant	(2,000)	—
Deposits	—	(2,262)
Accounts payable and accrued expenses	(5.295)	(35,355)
Accounts payable – related parties	510,544	453,073
Interest payable	3,814	21,946
Net cash used in operating activities	(23,993)	(109,908)

Cash flows from investing activities
Gain on sale of asset	5,481	—
Net cash provided by investing activities	5,481	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	20,500	50,000
Proceeds from (payment to) loans	34,232	—
Subscription payable	—	15,000
Repayment of Note	(2,500)	—
Net cash provided by financing activities	52,232	65,000

Effect of exchange rate fluctuation on cash	(38,781)	18,328

Net change in cash and equivalents	(5,061)	(26,580)

Cash - beginning balance	35,215	58,161

Cash - ending balance	$30,154	$31,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Stock issuance for liability settlement	$—	$185,829

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $19,108,907 at December 31, 2020.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2020 included in our Annual Report on Form 10-K. The results of the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year ending March 31, 2021.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended December 31, 2020 and 2019 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of December 31, 2020 and March 31, 2020, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2020). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of December 31, 2020 and March 31, 2020, $2,243,283 and $1,906,239, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,899,965 is owed under the note as of December 31, 2020. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,950 of the note into 1,313,556 shares of common stock which was considered the fair market value. $529,989 is owed under the note as of December 31, 2020. The note has an interest rate of 10% which is compounded quarterly is in default.

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

In December 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. In December 2020, the Company paid $2,500 to reduce the amount of the note. The amount of principle and interest as of December 31, 2020 is $81,779. The principle and interest are due on September 15, 2016. The note payable is currently in default.

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

 During the quarter ended December 31, 2019, the Company issued 200,000 shares of common stock for $10,000.

  During the quarter ended March 31, 2020, the Company issued 850,000 shares of common stock for $94,400.

During the quarter ended September 30, 2020, the Company issued 500,000 shares of common stock for $10,000.

During the quarter ended December 31, 2020, the Company issued 350,000 shares of common stock for $10,500.

As of December 31, 2020, there are 67,733,151 shares of common stock issued and outstanding.

NOTE 7 - STOCK OPTIONS

In April 2019, we granted an additional 40,000 options to purchase shares of our common stock at $0.17 per share to certain members of our BOD. In April 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In April 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In July 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In October 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the three and nine months ended December 31, 2020, the Company recorded $15,400 and $40,600, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	500%
Average expected option life	5 years
Risk-free interest rate	0.27%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2021 and 2020:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2019	4,720,000	$0.33
Granted	840,000	$0.20
Cancelled	(200,000)	$1.55
Balance at March 31, 2020	5,360,000	$0.25
Granted	600,000	$0.05
Balance at December 31, 2020	5,960,000	$0.23

The following summarizes pricing and term information for options issued to employees and directors outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
		Life

$0.75	40,000	0.25	$0.75	40,000	$0.75
$0.50	40,000	3.25	$0.50	40,000	$0.50
$0.49	40,000	4.25	$0.49	40,000	$0.49
$0.45	40,000	2.25	$0.45	40,000	$0.45
$0.27	40,000	1.25	$0.27	40,000	$0.27
$0.25	4,800,000	5.87	$0.25	4,800,000	$0.25
$0.17	40,000	8.25	$0.17	40,000	$0.17
$0.15	40,000	5.25	$0.15	40,000	$0.15
$0.11	40,000	7.25	$0.11	40,000	$0.11
$0.08	40,000	6.25	$0.08	40,000	$0.08
$0.05	800,000	9.00	$0.05	800,000	$0.05
Balance at December 31, 2020	5,960,000	5.71	$0.23	5,960,000	$0.23

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

Results of Operations

For the Three Months Ended December 31, 2020 and 2019

Revenues

Revenues were $0 and $0 for the three months ended December 31, 2020 and 2019, respectively.

Cost of Sales

Cost of sales was $0 and $0 for the three months ended December 31, 2020 and 2019, respectively.

Gross Profit

Gross profit was $0 and $0 for the three months ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $194,764 and $180,118 for the three months ended December 31, 2020 and 2019, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(60,585) and $(54,866) for the three months ended December 31, 2020 and 2019, respectively.

For the Nine months Ended December 31, 2020 and 2019

Revenues

Revenues were $0 and $35,000 for the nine months ended December 31, 2020 and 2019, respectively. The increase in revenues were due to one mineral processing contract.

Cost of Sales

Cost of sales was $0 and $5,316 for the nine months ended December 31, 2020 and 2019, respectively.

Gross Profit

Gross profit was $0 and $29,684 for the nine months ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $409,418 and $532,339 for the nine months ended December 31, 2020 and 2019, respectively.

Interest Income (Expense) and Other

Interest income (expense) and other was $(177,314) and $(186,653) for the nine months ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(23,993) and $(109,908) in the nine months ended December 31, 2020 and 2019, respectively.

Net cash received from / (used in) investing activities was $5,481 and $0 in the nine months ended December 31, 2020 and 2019, respectively.

Net cash received from / (used in) financing activities was $52,232 and $65,000 in the nine months ended December 31, 2020 and 2019, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $19,108,907 at December 31, 2020. The Company has incurred losses of $571,809 and $689,308 for the nine months ended December 31, 2020 and 2019, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2020, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: February 9, 2021	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: February 9, 2021	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation