Form 10-K
period 2021-03-31
AuraSource, Inc.
filed 2021-07-14
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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

At July 14, 2021, there were 68,208,151 shares of the Registrant’s common stock outstanding.

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

Employees

The Company currently has three full and part time employees and consultants.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

We have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2021, we had an accumulated deficit of $19,463,917. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring additional technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2021, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is quoted and traded on the OTC Markets (“OTCMkts”) and it trades for less than $5.00 per share.  The OTCMkts are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTCMkts, NASDAQ or any exchange, even if eligible in the future.

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

Our common shares historically are "thinly-traded" on the OTCMkts, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

As of July 14, 2021, our principal stockholders and their affiliated entities own 30.85% of our outstanding common shares, representing 30.85% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 2,507 square feet of office space at 2103 E. Cedar Street, Suites 6 Tempe, Arizona for $2,051 per month. The lease expires June 30, 2022 and $32,546 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2021:
First Quarter	$0.07	$0.03
Second Quarter	$0.10	$0.03
Third Quarter	$0.51	$0.06
Fourth Quarter	$0.52	$0.09
Fiscal year ended March 31, 2020:
First Quarter	$0.40	$0.10
Second Quarter	$0.39	$0.07
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.10	$0.05

Holders

On July 13, 2021 the closing sales price of our common stock as reported on the OTC markets was $0.31 per share.  As of July 13, 2021, there were approximately 900 record holders of our common stock. Our transfer agent is West Coast Stock Transfer, Inc.

.

Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended March 31, 2021, the Company issued 1,325,000 shares of common stock for $70,500.

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

Fiscal Year 2021 Compared to Fiscal Year 2020

Results from Operations

Revenues

Revenues were $0 and $35,000 for the years ended March 31, 2021 and 2020, respectively. The increase in revenues were due to one mineral processing contract.

Cost of Sales

Cost of sales was $0 and $5,316 for the years ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $620,129 and $682,897 for the years ended March 31, 2021 and 2020, respectively.  The decrease in expense of $62,768 in selling, general and administrative expenses was primarily due no revenues and lower stock compensation expense in 2021.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($306,690) and ($242,879) for the years ended March 31, 2021 and 2020, respectively.   The interest expense for the year ending March 31, 2021 and 2020 was primarily due to the outstanding note payables.

Liquidity and Capital Resources

Net cash used in operating activities was $41,542 and $131,333 for the years ended March 31, 2021 and 2020, respectively. The decrease in cash used for operations was mainly due to a reduction in accruing of expenses for services and accounts payable to related parties in 2021 versus 2020.

Net cash used in investing activities was $5,481 and $0 for the years ended March 31, 2021 and 2020, respectively.

Net cash provided by financing activities was $102,232 and $84,000 for the years ended March 31, 2021 and 2020, respectively.  The increase in cash flows from financing activities was due to an increase in stock issued for cash in 2021 compared to 2020.

The Company suffered recurring losses from operations and has an accumulated deficit of $19,463,917 at March 31, 2021.  Currently, we have not generated consistent revenues as of March 31, 2021, had a cash balance of $65,887. The Company is seeking various forms of financing.   To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 6 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 capital expenditures for the years ended March 31, 2021 and 2020, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	24
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED March 31, 2021 and 2020
Consolidated Balance Sheets	25
Consolidated Statements of Operations and Comprehensive Income	26
Consolidated Statements of Stockholders' Equity (Deficit)	27
Consolidated Statements of Cash Flows	28
Notes to Consolidated Financial Statements	29-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the "Company") as of March 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company's auditor since 2013

Diamond Bar, California

July 14, 2021

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$65,887	$35,215
TOTAL CURRENT ASSETS	65,887	35,215
Deposit	2,262	2,262
Operating lease right-of-use assets, net	27,849	49,328
TOTAL ASSETS	$95,998	$86,805

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$117,973	$121,099
Due to related parties	2,349,781	1,906,239
Operating lease obligations, current	22,786	20,598
Note payable and accrued interest	115,459	80,605
Note payable and accrued interest – related party	2,490,702	2,256,453
TOTAL CURRENT LIABILITIES	5,096,700	4,384,994
Operating lease obligations, long term	5,808	29,346
TOTAL LIABILITIES	5,102,508	4,414,340

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,208,151 and 66,883,151 shares issued and outstanding at March 31, 2021 and 2020, respectively	68,208	66,883
Additional paid in capital	14,357,975	14,075,958
Accumulated other comprehensive income	31,223	66,722
Accumulated deficit	(19,463,917)	(18,537,098)
Total stockholders' deficit	(5,006,510)	(4,327,535)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,998	$86,805

 The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020
REVENUES
Revenue	$—	$35,000
Cost of Revenue	—	5,316
GROSS PROFIT	—	29,684
OPERATING EXPENSES
General and administrative expenses	620,129	682,897
Total operating expenses	620,129	682,897
LOSS FROM OPERATIONS	(620,129)	(653,213)

Interest and other income (expense), net	(306,690)	(242,879)
NET LOSS	(926,820)	(896,092)

Other Comprehensive Income
Foreign currency translation gain (loss)	(35,498)	24,387
Total Comprehensive Loss	$(962,318)	$(871,705)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	67,409,726	65,879,437

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2019	—	$—	64,681,119	$64,681	$13,657,731	$(17,641,005)	$42,334	$(3,876,259)
Issuance of shares for liability	—	—	652,032	652	185,177	—	—	185,829
Issuance of shares for cash	—	—	1,550,000	1,550	82,450	—	—	84,000
Issuance of options	—	—	—	—	150,600	—	—	150,600
Net loss	—	—	—	—	—	(896,092)	—	(896,092)
Foreign currency translation adjustment	—	—	—	—	—	—	24,387	24,387
Balance at March 31, 2020	—	$—	66,883,151	$66,883	$14,075,958	$(18,537,097)	$66,721	$(4,327,535)
Issuance of shares for cash	—	—	1,325,000	1,325	69,175	—	—	70,500
Issuance of options	—	—	—	—	130,600	—	—	130,600
Imputed interest	—	—	—	—	82,242	—	—	82,242
Net loss	—	—	—	—	—	(926,819)	—	(926,819)
Foreign currency translation adjustment	—	—	—	—	—	—	(35,498)	(35,498)
Balance at March 31, 2021	—	$—	68,208,151	$68,208	$14,357,975	$(19,463,916)	$31,223	$(5,006,510)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(926,819)	$(896,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	130,600	150,600
Changes in operating assets and liabilities
Deposits	—	(2,262)
SBA grant	(2,000)	—
Accounts payable and accrued expenses	(8,478)	15,523
Note payable and accrued expenses – related parties	677,791	577,761
Interest payable	87,364	23,137
Accounts receivable	—	—
Net cash used in operating activities	(41,542)	(131,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of asset	5,481	—
Net cash provided by financing activities	5,481	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70,500	84,000
Proceeds from (payment to) loans	34,232	—
Repayment of debt	(2,500)	—
Net cash provided by financing activities	102,232	84,000

Effect of exchange rate fluctuation on cash	(35,499)	24,387
NET INCREASE IN CASH	30,672	(22,946)
CASH, Beginning of year	35,215	58,161
CASH, End of year	$65,887	$35,215

	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of shares for liability settlement	$—	$185,829

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

Going Concern — The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2021, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain / (loss)for the year ended March 31, 2021 was $(35,498), compared a translation loss of $24,387 for the year ended March 31, 2020.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2021 and 2020 because their effect is anti-dilutive.

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

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2021). As of March 31, 2021 and 2020, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2021 and 2020 is $4,461 and $59, respectively.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	March 31,
	2021	2020
Office equipment	$5,013	$5,013
Vehicles	147,390	147,390
Equipment	391,118	391,118
Total fixed assets	543,521	543,521
Less accumulated depreciation	(543,521)	(543,521)
Total fixed assets, net	$—	$—

The depreciation expense for the years ended March 31, 2021 and 2020 was $0.

NOTE 4 – DUE TO RELATED PARTIES

As of March 31, 2021 and 2020, $2,349,781 and $1,906,239, respectively, is owed to the officers and directors. As of March 31, 2021, $455,934 is from the advancement of expenses and $1,893,848 is for past due compensation. The officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability. As of March 31, 2021, we have accrued $82,242 of imputed interest related to these liabilities.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,947,464 is owed under the note as of March 31, 2021. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2019. The note is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $543,239 is owed under the note as of March 31, 2021. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2019. The note is in default.

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

In December 31, 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. In May 2018, the Company paid $5,000 to reduce the amount of the note. The amount of principal and interest as of March 31, 2021 is $83,006. The principal and interest are due on September 15, 2016. The note payable is currently in default.

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

NOTE 7 – STOCK ISSUANCE

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

During the quarter ended March 31, 2021, the Company issued 475,000 shares of common stock for $50,000.

As of March 31, 2021, there are 68,208,151 shares of common stock issued and outstanding.

NOTE 8 - STOCK OPTIONS

In April 2019, we granted an additional 40,000 options to purchase shares of our common stock at $0.17 per share to certain members of our BOD. In April 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In July 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In October 2019, we granted 200,000 options to purchase shares of our common stock at $0.25 per share to certain our CEO and CFO per their employment agreements. In January 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In April 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In July 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In October 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In January 1, 2021, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the year ended March 31, 2021 and 2020, the Company recorded $130,600 and $150,600, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last five years of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the BSOPM, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	372% - 392%
Average expected option life	5 years
Risk-free interest rate	0.27% - 0.37%%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2021 and 2020:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2019	4,720,000	$0.33
Granted	840,000	$0.20
Cancelled	(200,000)	$1.55
Balance at March 31, 2020	5,360,000	$0.25
Granted	800,000	$0.05
Expired	(40,000)	$0.75
Balance at March 31, 2021	6,120,000	$0.24

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
		Life

$0.50	40,000	3.00	$0.50	40,000	$0.50
$0.49	40,000	4.00	$0.49	40,000	$0.49
$0.45	40,000	2.00	$0.45	40,000	$0.45
$0.27	40,000	1.00	$0.27	40,000	$0.27
$0.25	4,800,000	5.62	$0.25	4,800,000	$0.25
$0.17	40,000	8.00	$0.17	40,000	$0.17
$0.15	40,000	5.00	$0.15	40,000	$0.15
$0.11	40,000	7.00	$0.11	40,000	$0.11
$0.08	40,000	6.00	$0.08	40,000	$0.08
$0.05	1,000,000	4.25	$0.05	1,000,000	$0.05
Balance at March 31, 2021	6,120,000	4.49	$0.23	6,120,000	$0.23

NOTE 9 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2021 and 2020 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2021 and 2020 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2021	2020
Weighted average common stock equivalents:
Non-plan stock options	6,120,000	5,360,000

NOTE 10 - INCOME TAX

The deferred tax asset as of March 31, 2021 and 2020 consisted of the following:

	2021	2020
Net operating loss carryforwards	$4,537,039	$4,323,655
Less valuation allowance	(4,537,039)	(4,323,655)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The Company has not filed its federal and state tax returns for the years ending March 31, 2021 and 2020.

As of March 31, 2021, the Company has net operating loss carryforward of $19,463,917 which is available to offset future taxable income that expires by year 2034. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain. There are no uncertain tax positions.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2021 and 2020 is as follows:

	2021	2020
Income tax benefit at federal statutory rate	(21.00)%	(21.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	23.31%	23.31%
Income tax expense	—	—

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 2,507 square feet of office space at 2103 E. Cedar Street, Suites 6 Tempe, Arizona for $2,051 per month. The lease expires June 30, 2022 and $32,546 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

March 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$25,390

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended March 31, 2021	$25,313
Remaining lease term – operating leases (in years)	1.17
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$28,619
Total operating lease assets	$28,619

Short-term operating lease liabilities	$22,786
Long-term operating lease liabilities	$5,808
Total operating lease liabilities	$28,594

Maturities of the Company’s lease liabilities are as follows:

Period ending March 31,	Operating
Lease
2022	26,006
2023	6,540

Total lease payments	32,546

Less: Imputed interest/present value discount	3,953
Present value of lease liabilities	$28,593

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2021, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2021, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	58	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	47	Chief Financial Officer, Treasurer and a Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2021, our executive officers and directors have not complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2021 and 2020 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2020	25,000	—	—	81,000	(2)	—	106,000
Chief Executive Officer	2021	11,000	—	—	65,300	(2)	—	76,300

Eric Stoppenhagen (1)	2020	25,000	—	-	81,000	(2)	-	106,000
Chief Financial Officer	2021	11,000	—	—	65,300	(2)	-	76,300

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen accrued their compensation.
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

On April 1, 2020, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On July 1, 2020, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On October 1, 2020, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On January 1, 2021, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.052 for serving as executive officers. The options will expire in 10 years after issuance.

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

 In our fiscal year ending March 31, 2021, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2021

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2021.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Philip Liu	4/1/2012	20,000	0	0.27	3/31/2022
Eric Stoppenhagen	4/1/2013	20,000	0	0.45	3/31/2023
Philip Liu	4/1/2013	20,000	0	0.47	3/31/2023

Philip Liu	1/1/2014		100,000	0	0.25	12/31/2023
Eric Stoppenhagen	1/1/2014		100,000	0	0.25	12/31/2023

Philip Liu	4/1/2014		20,000	0	0.50	3/31/2024
Eric Stoppenhagen	4/1/2014		20,000	0	0.50	3/31/2024
Philip Liu	4/1/2014		100,000	0	0.25	3/31/2024
Eric Stoppenhagen	4/1/2014		100,000	0	0.25	3/31/2024

Philip Liu	7/1/2014		100,000	0	0.25	6/30/2024
Eric Stoppenhagen	7/1/2014		100,000	0	0.25	6/30/2024

Philip Liu	10/1/2014		100,000	0	0.25	9/30/2024
Eric Stoppenhagen	10/1/2014		100,000	0	0.25	9/30/2024

Philip Liu	1/1/2015		100,000	0	0.25	12/31/2024
Eric Stoppenhagen	1/1/2015		100,000	0	0.25	12/31/2024

Philip Liu	4/1/2015		20,000	0	0.49	3/31/2025
Eric Stoppenhagen	4/1/2015		20,000	0	0.49	3/31/2025
Philip Liu	4/1/2015		100,000	0	0.25	3/31/2025
Eric Stoppenhagen	4/1/2015		100,000	0	0.25	3/31/2025

Philip Liu	7/1/2015		100,000	0	0.25	6/30/2025
Eric Stoppenhagen	7/1/2015		100,000	0	0.25	6/30/2025

Philip Liu	10/1/2015		100,000	0	0.25	9/30/2025
Eric Stoppenhagen	10/1/2015		100,000	0	0.25	9/30/2025

Philip Liu	1/1/2016		100,000	0	0.25	12/31/2025
Eric Stoppenhagen	1/1/2016		100,000	0	0.25	12/31/2025

Philip Liu	4/1/2016		20,000	0	0.15	3/31/2026
Eric Stoppenhagen	4/1/2016		20,000	0	0.15	3/31/2026
Philip Liu	4/1/2016		100,000	0	0.25	3/31/2026
Eric Stoppenhagen	4/1/2016		100,000	0	0.25	3/31/2026

Philip Liu	7/1/2016		100,000	0	0.25	6/30/2026
Eric Stoppenhagen	7/1/2016		100,000	0	0.25	6/30/2026

Philip Liu	10/1/2016		100,000	0	0.25	9/30/2026
Eric Stoppenhagen	10/1/2016	100,000	0	0.25		9/30/2026

Philip Liu	1/1/2017	100,000	0	0.25	12/31/2026
Eric Stoppenhagen	1/1/2017	100,000	0	0.25	12/31/2026

Philip Liu	4/1/2017	20,000	0	0.15	3/31/2027
Eric Stoppenhagen	4/1/2017	20,000	0	0.15	3/31/2027
Philip Liu	4/1/2017	100,000	0	0.25	3/31/2027
Eric Stoppenhagen	4/1/2017	100,000	0	0.25	3/31/2027

Philip Liu	7/1/2017	100,000	0	0.25	6/30/2027
Eric Stoppenhagen	7/1/2017	100,000	0	0.25	6/30/2027

Philip Liu	10/1/2017	100,000	0	0.25	9/30/2027
Eric Stoppenhagen	10/1/2017	100,000	0	0.25	9/30/2027

Philip Liu	1/1/2018	100,000	0	0.25	12/31/2027
Eric Stoppenhagen	1/1/2018	100,000	0	0.25	12/31/2027

Philip Liu	4/1/2018	20,000	0	0.15	3/31/2028
Eric Stoppenhagen	4/1/2018	20,000	0	0.15	3/31/2028
Philip Liu	4/1/2018	100,000	0	0.25	3/31/2028
Eric Stoppenhagen	4/1/2018	100,000	0	0.25	3/31/2028

Philip Liu	7/1/2018	100,000	0	0.25	6/30/2028
Eric Stoppenhagen	7/1/2018	100,000	0	0.25	6/30/2028

Philip Liu	10/1/2018	100,000	0	0.25	9/30/2028
Eric Stoppenhagen	10/1/2018	100,000	0	0.25	9/30/2028

Philip Liu	1/1/2019	100,000	0	0.25	12/31/2028
Eric Stoppenhagen	1/1/2019	100,000	0	0.25	12/31/2028

Philip Liu	4/1/2019	20,000	0	0.17	3/31/2029
Eric Stoppenhagen	4/1/2019	20,000	0	0.17	3/31/2029

Philip Liu	4/1/2019	100,000	0	0.25	3/31/2029
Eric Stoppenhagen	4/1/2019	100,000	0	0.25	3/31/2029

Philip Liu	7/1/2019	100,000	0	0.25	6/30/2029
Eric Stoppenhagen	7/1/2019	100,000	0	0.25	6/30/2029

Philip Liu	10/1/2019	100,000	0	0.25	9/30/2029

Eric Stoppenhagen	10/1/2019	100,000		0		0.25	9/30/2029

Philip Liu	1/1/2020	100,000		0		0.052	12/31/2029
Eric Stoppenhagen	1/1/2020	100,000		0		0.052	12/31/2029
Philip Liu	4/1/2020		100,000		0	0.25	3/31/2030
Eric Stoppenhagen	4/1/2020		100,000		0	0.25	3/31/2030

Philip Liu	7/1/2020		100,000		0	0.25	6/30/2030
Eric Stoppenhagen	7/1/2020		100,000		0	0.25	6/30/2030

Philip Liu	10/1/2020		100,000		0	0.25	9/30/2030

Eric Stoppenhagen	10/1/2020	100,000	0	0.25	9/30/2030

Philip Liu	1/1/2021	100,000	0	0.052	12/31/2030
Eric Stoppenhagen	1/1/2021	100,000	0	0.052	12/31/2030

 (1) In the year ending March 31, 2020, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company. In the year ending March 31, 2021, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2021.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	20,000	100%	0.27
Eric Stoppenhagen	20,000	100%	0.27
Philip Liu	20,000	100%	0.45
Eric Stoppenhagen	20,000	100%	0.45
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.49
Eric Stoppenhagen	20,000	100%	0.49
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.15
Eric Stoppenhagen	20,000	100%	0.15
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.075
Eric Stoppenhagen	20,000	100%	0.075
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.11
Eric Stoppenhagen	20,000	100%	0.11
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.17
Eric Stoppenhagen	20,000	100%	0.17
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2021 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at March 31, 2021	Value of Unexercised In-the-Money Options and Warrants at March 31, 2021
Philip Liu	0	N/A	3,060,000	0
Eric Stoppenhagen	0	N/A	3,060,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2021:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 14, 2021 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 68,208,151 shares of our common stock outstanding on July 14, 2021.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 2103 E. Cedar Street, Suites 6 Tempe, Arizona 85281.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Mongolia Natural Resource Investment Group	11,551,850	17.27%
John W. Lambert	8,311,132	12.43%
Philip Liu (2)	14,546,677	21.75%
Eric Stoppenhagen(2)	6,088,400	9.10%
All officers and directors
as a group (two persons)	20,635,077	30.85%
	40,498,059	60.55%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (68,208,151) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	6,120,000	$ 0.27	0
Total	6,120,000	$ 0.27	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2021.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2021 and 2020, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2021 and 2020, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $19,250 and $18,046 and for the years ended March 31, 2021 and 2020, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2021 and 2020.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2021 and 2020 were zero.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2021 and 2020.

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

AuraSource, Inc.

Date: July 14, 2021	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 14, 2021	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer (Principal Executive Officer)	July 14, 2021
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2021
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 14, 2021
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 14, 2021

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.