Form 10-Q
period 2021-06-30
AuraSource, Inc.
filed 2021-08-03
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2021
Common Stock, $.001 par value	68,208,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	March 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$56,598	$65,887
TOTAL CURRENT ASSETS	56,598	65,887
Deposit	2,262	2,262
Operating lease right-of-use assets, net	22,840	27,849
TOTAL ASSETS	$81,700	$95,998

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$126,721	$117,973
Due to related parties	2,459,279	2,349,781
Operating lease obligations, current	23,559	22,786
Note payable and accrued interest	116,730	115,459
Note payable and accrued interest – related party	2,552,970	2,490,702
TOTAL CURRENT LIABILITIES	5,279,259	5,096,700
Operating lease obligations, long term	—	5,808
TOTAL LIABILITIES	5,279,259	5,102,508

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,208,151 and 68,208,151 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	68,208	68,208
Additional paid in capital	14,459,494	14,357,975
Accumulated other comprehensive income	22,566	31,223
Accumulated deficit	(19,747,827)	(19,463,917)
Total stockholders' deficit	(5,197,559)	(5,006,510)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81,700	$95,998

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2021	2020

Revenue	$—	$—

Cost of revenue	—	—

Gross profit (loss)	—	—

Operating expenses
General and administrative expenses	198,853	135,600
Total operating expenses	198,853	135,600

Loss from operations	(198,853)	(135,600)

Interest income (expense) and other, net	(85,057)	(55,618)

Net loss	$(283,910)	$(191,218)
Other Comprehensive Income
Foreign currency translation gain (loss)	8,656	—
Total Comprehensive Loss	$(275,254)	$(191,218)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding —Basic and diluted	68,208,151	66,883,151

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Consolidated Statements of Stockholders’ Deficit

Three Months ended June 30, 2021 and 2020

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2020	—	$—	66,883,151	$66,883	$14,075,958	$(18,537,098)	$66,721	$(4,327,536)
Issuance of options	—	—	—	—	11,000	—	—	11,000
Net loss	—	—	—	—	—	(191,218)	—	(191,218)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	$—	66,883,151	$66,883	$14,086,958	$(18,728,316)	$66,721	$(4,507,754)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2021	—	$—	68,208,151	$68,208	$14,357,975	$(19,463,916)	$31,223	$(5,006,510)
Issuance of options	—	—	—	—	80,000	—	—	80,000
Imputed interest					21,519			21,519
Net loss	—	—	—	—	—	(283,910)	—	(283,910)
Foreign currency translation adjustment	—	—	—	—	—	—	(8,656)	(8,656)
Balance at March 31, 2021	—	$—	68,208,151	$68,208	$14,459,494	$(19,747,827)	$22,567	$(5,197,558)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(283,910)	$(191,218)
Adjustments to reconcile net loss to net cash used in operating activities
Options issued for services	80,000	11,000
SBA Grant	—	(2,000)
Changes in operating assets and liabilities
Interest payable	22,790	1,262
Accounts payable and accrued expenses	3,241	(38,690)
Accounts payable – related parties	171,766	180,459
Net cash used in operating activities	(6,113)	(39,187)

Cash flows from financing activities
Issuance of note	—	44,232
Net cash provided by financing activities	—	44,232

Effect of exchange rate fluctuation on cash	(8,657)	(1)

Net change in cash	(9,289)	5,044

Cash - beginning balance	65,887	35,215

Cash - ending balance	$56,598	$40,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $19,747,827 at June 30, 2021.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2021 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending March 31, 2022.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2021 and 2020 because their effect is anti-dilutive.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of June 30, 2021 and March 31, 2021, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2021). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of June 30, 2021 and March 31, 2021, $2,459,279 and $2,349,781, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $1,996,150 is owed under the note as of June 30, 2021. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,950 of the note into 1,313,556 shares of common stock which was considered the fair market value. $556,820 is owed under the note as of June 30, 2021. The note has an interest rate of 10% which is compounded quarterly is in default.

NOTE 5 – NOTE PAYABLE

In December 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The Company paid $7,500 to reduce the amount of the note. The amount of principle and interest as of June 30, 2021 is $84,251. The principle and interest are due on September 15, 2016. The note payable is currently in default.

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

As of June 30, 2021, there are 68,208,151 shares of common stock issued and outstanding.

NOTE 7 - STOCK OPTIONS

In April 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In July 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In October 1, 2020, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In January 1, 2021, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. In April 1, 2021, we granted 200,000 options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the quarter ended June 30, 2021 and 2020, the Company recorded $80,000 and $11,000, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a 10-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last five years of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the BSOPM, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	355%
Average expected option life	10 years
Risk-free interest rate	1.69%

The following table summarizes activity in the Company's stock option grants for the six months ended June 30, 2021 and year ended March 31, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance at March 31, 2020	5,360,000	$0.25
Granted	800,000	$0.05
Expired	(40,000)	$0.75
Balance at March 31, 2021	6,120,000	$0.24
Granted	200,000	$0.05
Balance at June 30, 2021	6,320,000	$0.23

The following summarizes pricing and term information for options issued to employees and directors outstanding as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
		Life

$0.50	40,000	2.75	$0.50	40,000	$0.50
$0.49	40,000	3.75	$0.49	40,000	$0.49
$0.45	40,000	1.75	$0.45	40,000	$0.45
$0.27	40,000	0.75	$0.27	40,000	$0.27
$0.25	4,800,000	5.37	$0.25	4,800,000	$0.25
$0.17	40,000	7.75	$0.17	40,000	$0.17
$0.15	40,000	4.75	$0.15	40,000	$0.15
$0.11	40,000	6.75	$0.11	40,000	$0.11
$0.08	40,000	5.75	$0.08	40,000	$0.08
$0.05	1,200,000	4.25	$0.05	1,200,000	$0.05
Balance at June 30, 2021	6,320,000	4.25	$0.23	6,320,000	$0.23

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

Results of Operations

For the Three Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses were $198,853 and $135,600 for the three months ended June 30, 2021 and 2020, respectively. The increase is mainly due to the increase in stock compensation expense.

Interest Income (Expense) and Other

Interest income (expense) and other was $(85,057) and $(55,618) for the three months ended June 30, 2021 and 2020, respectively. The increase was mainly due to the increase finance charge due to the increase in debt and the imputed interest of related party payable.

 Liquidity and Capital Resources

Net cash used in operating activities was $(6,113) and $(39,187) in the three months ended June 30, 2021 and 2020, respectively. The decrease in cash used for operations was mainly due to an increase in interest payable offset by a reduction in accounts payable for the three months ended June 30, 2021 and 2020, respectively.

Net cash used in investing activities was $0 and $0 in the three months ended June 30, 2021 and 2020, respectively.

Net cash received from / (used in) financing activities was $0 and $44,232 in the three months ended June 30, 2021 and 2020, respectively. This was primarily due to the proceeds from the issuance of loans received in 2020.

The Company suffered recurring losses from operations and has an accumulated deficit of $19,747,827 at June 30, 2021. The Company has incurred losses of $283,910 and $191,218 for the three months ended June 30, 2021 and 2020, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2021 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2021, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

AURASOURCE, INC.

Date: August 2, 2021	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 2, 2021	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation