Form 10-Q
period 2022-12-31
AuraSource, Inc.
filed 2023-02-14
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2022

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [x] Smaller reporting company [x] Emerging growth company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2023
Common Stock, $.001 par value	68,898,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
CURRENT ASSETS
Cash	$21,278	$3,437
TOTAL CURRENT ASSETS	21,278	3,437
Deposit	2,262	2,262
Operating lease right-of-use assets, net	67,958	5,145
Intangibles	254	—
TOTAL ASSETS	$91,752	$10,844

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$98,092	$136,107
Accounts payable – related parties	3,107,267	2,787,773
Operating lease obligations, current	25,639	4,606
Note payable and accrued interest	120,147	119,594
Note payable and accrued interest – related parties	2,960,662	2,750,548
TOTAL CURRENT LIABILITIES	6,311,807	5,798,628
Operating lease obligations, long term	42,551	—
TOTAL LIABILITIES	6,354,358	5,798,628

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,898,151 and 68,208,151 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	68,898	68,208
Additional paid in capital	14,897,779	14,724,399
Accumulated other comprehensive income	54,950	13,223
Accumulated deficit	(21,284,233)	(20,593,614)
Total stockholders' deficit	(6,262,606)	(5,787,784)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,752	$10,844

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue	$120,500	$—	$120,500	$—

Cost of revenue	92,388	—	92,388	—

Gross profit	28,112	—	28,112	—

Operating expenses:
General & administrative expenses	136,912	212,687	423,586	624,023
Total operating expenses	136,912	212,687	423,586	624,023

Loss from operations	(108,800)	(212,687)	(395,476)	(624,023)

Interest income (expense) and other, net	(101,627)	(91,416)	(295,143)	(264,046)

Net loss	(210,427)	(304,103)	(690,619)	(888,069)
Other Comprehensive Income
Foreign currency translation gain (loss)	(13,493)	7,273	41,727	16,869
Total Comprehensive Loss	$(223,930)	$(296,830)	$(648,892)	$(871,200)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	68,780,759	68,208,151	68,544,005	68,208,151

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Unaudited Consolidated Statements of Stockholders’ Deficit

Three and Nine Months ended December 31, 2022 and 2021

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2022	—	$—	68,598,151	$68,598	$14,837,490	$(21,073,805)	$68,444	$(6,099,274)
Issuance of common stock			300,000	300	14,700			15,000
Issuance of options	—	—	—	—	18,400	—	—	18,400
Imputed interest					27,190			27,190
Net loss	—	—	—	—	—	(210,427)	—	(210,427)
Foreign currency translation adjustment	—	—	—	—	—	—	(13,494)	(13,494)
Balance at December 31, 2022	—	$—	68,898,151	$68,898	$14,897,779	$(21,284,233)	$54,950	$(6,262,606)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at September 30, 2021	—	$—	68,208,151	$68,208	$14,561,971	$(20,047,883)	$21,628	$(5,396,075)
Issuance of options	—	—	—	—	90,000	—	—	90,000
Imputed interest					23,435			23,435
Net loss	—	—	—	—	—	(304,103)	—	(304,103)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,274)	(7,274)
Balance at December 31, 2021	—	$—	68,208,151	$68,208	$14,675,406	$(20,351,986)	$14,354	$(5,594,017)

Nine Month Comparison

Nine Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2022	—	$—	68,208,151	$68,208	$14,724,399	$(20,593,614)	$13,223	$(5,787,784)
Issuance of common stock			690,000	690	33,810			34,500
Issuance of options	—	—	—	—	60,800	—	—	60,800
Imputed interest					78,770			78,770
Net loss	—	—	—	—	—	(690,619)	—	(690,619)
Foreign currency translation adjustment	—	—	—	—	—	—	41,727	41,727
Balance at December 31, 2022	—	$—	68,898,151	$68,898	$14,897,779	$(21,284,233)	$54,950	$(6,262,606)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2021	—	$—	68,208,151	$68,208	$14,357,975	$(19,463,917)	$31,223	$(5,006,511)
Issuance of options	—	—	—		250,000	—	—	250,000
Imputed interest					67,431			67,431
Net loss	—	—	—	—	—	(888,069)	—	(888,069)
Foreign currency translation adjustment	—	—	—	—	—	—	(16,869)	(16,869)
Balance at December 31, 2021	—	$—	68,208,151	$68,208	$14,675,406	$(20,351,986)	$14,354	$(5,594,018)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(690,619)	$(888,069)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest - related parties	78,771	67,431
Options issued for services	60,800	250,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(37,245)	16,048
Accounts payable – related parties	529,608	521,285
Interest payable	553	3,825
Net cash used in operating activities	(58,132)	(29,480)

Cash flows from investing activities
Cash paid for patents	(254)	—
Net cash provided by investing activities	(254)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	34,500	—
Net cash provided by financing activities	34,500	—

Effect of exchange rate fluctuation on cash	41,727	(16,869)

Net change in cash and equivalents	17,841	(46,349)

Cash - beginning balance	3,437	65,887

Cash - ending balance	$21,278	$19,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $21,284,233 at December 31, 2022.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

 When we are paid in advance for products or services, we classify these amounts as deferred revenue. Upon the receipt of these products at the factory, we recognize revenue which is the time we transfer control to the customer. For services, we recognize revenue when the services are complete.

Basis of Presentation and Principles of Consolidation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AuraSource and its subsidiary, Qinzhou. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2022 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three and nine months ended December 31, 2022 and 2021 because their effect is anti-dilutive.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2022 and 2021:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(210,427)	$(304,103)	$(690,619)	$(888,069)
Denominator:
Weighted average common shares outstanding—basic	68,780,759	68,208,151	68,544,005	68,208,151
Dilutive common stock equivalents	7,480,000	6,880,000	7,480,000	6,880,000
Weighted average common shares outstanding—diluted	76,260,759	75,088,151	76,024,005	75,088,151
Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of December 31, 2022 and March 31, 2022, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2022). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

Currently, all of our revenue is from one customer.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2022 and March 31, 2022, $3,107,267 and $2,787,773, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $2,314,922 is owed under the note as of December 31, 2022. The note has an interest rate of 10% which is compounded quarterly is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,950 of the note into 1,313,556 shares of common stock which was considered the fair market value. $645,740 is owed under the note as of December 31, 2022. The note has an interest rate of 10% which is compounded quarterly is in default.

NOTE 5 – NOTE PAYABLE

In December 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The Company paid $7,500 to reduce the amount of the note. The amount of principal and interest as of December 31, 2022 is $92,123. The principal and interest are due on September 15, 2016. The note payable is currently in default.

On May 3, 2020, we entered into a loan borrowed $29,332 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 3, 2020, and is due on May 3, 2022. The PPP Note may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. We repaid $10,000 in August 2020. As of December 31, 2022, the principal and interest of the PPP Note is $13,837. The Company plans to pay off this loan balance in the next year.

On June 13, 2020, we entered into a note with the US Small Business Administration for a loan amount of $12,900 and an annual interest rate of 3.75% which is due in 30 years. As of December 31, 2022, the principal and interest of the note is $14,186.

NOTE 6 – STOCK ISSUANCE

During the quarter ended June 30, 2022, the Company issued 190,000 shares of common stock for $9,500.

During the quarter ended September 30, 2022, the Company issued 200,000 shares of common stock for $10,000.

During the quarter ended December 31, 2022, the Company issued 300,000 shares of common stock for $15,000.

As of December 31, 2022, there are 68,898,151 shares of common stock issued and outstanding.

NOTE 7 - STOCK OPTIONS

On April 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On July 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On October 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On January 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.  On April 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.  On July 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years. On October 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the nine months ended December 31, 2022 and 2021, the Company recorded $60,800 and $250,000, respectively, in compensation expense arising from the vesting of options, respectively. The Company assumed all stock options issued during the quarter will vest. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

The following table summarizes activity in the Company's stock option grants for the nine months ended December 31, 2022 and year ended March 31, 2022:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2021	6,120,000	$0.25	3.50		$-
Granted	800,000	$0.05	3.50		$33,600
Expired	(40,000)	$0.75	0.00	$
Balance at March 31, 2022	6,880,000	$0.24	3.50		$-
Granted	600,000	$0.05	4.50		$16,800
Balance at December 31, 2022	7,480,000	$0.24	3.75		$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 2,507 square feet of office space at 2103 E. Cedar Street, Suites 6 Tempe, Arizona for $2,565 per month. The lease expires June 30, 2025 and $79,710 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

December 31, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$22,493

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended December 31, 2022	$21,928
Remaining lease term – operating leases (in years)	4.500
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$67,958
Total operating lease assets	$67,958

Short-term operating lease liabilities	$25,639
Long-term operating lease liabilities	$42,551
Total operating lease liabilities	$68,190

Maturities of the Company’s lease liabilities are as follows:

Period ending December 31,	Operating
Lease
2023	79,710

Total lease payments	79,710

Less: Imputed interest/present value discount	11,520
Present value of lease liabilities	$68,190

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

Results of Operations

For the Three Months Ended December 31, 2022 and 2021

Revenues

Revenues were $120,500 and $0 for the three months ended December 31, 2022 and 2021, respectively. The increase in revenue resulted from the sale of electric vehicles.

Cost of Sales

Cost of sales was $92,388 and $0 for the three months ended December 31, 2022 and 2021, respectively.

Gross Profit

Gross profit was $28,112 and $0 for the three months ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $136,912 and $212,687 for the three months ended December 31, 2022 and 2021, respectively which is mainly due to the decrease in stock compensation.

Interest Income (Expense) and Other

Interest income (expense) and other was $(101,627) and $(91,416) for the three months ended December 31, 2022 and 2021, respectively.

For the Nine Months Ended December 31, 2022 and 2021

Revenues

Revenues were $120,500 and $0 for the nine months ended December 31, 2022 and 2021, respectively. The increase in revenue resulted from the sale of electric vehicles.

Cost of Sales

Cost of sales was $92,388 and $0 for the nine months ended December 31, 2022 and 2021, respectively.

Gross Profit

Gross profit was $28,122 and $0 for the nine months ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $423,586 and $624,023 for the nine months ended December 31, 2022 and 2021, respectively which is mainly due to the decrease in stock compensation.

Interest Income (Expense) and Other

Interest income (expense) and other was $(295,143) and $(264,046) for the nine months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $(58,132) and $(29,480) in the nine months ended December 31, 2022 and 2021, respectively. The increase in cash used for operations was mainly due to an increase in deposit offset by a reduction in accounts payable for the nine months ended December 31, 2022 and 2021, respectively.

Net cash used in investing activities was $254 and $0 in the nine months ended December 31, 2022 and 2021, respectively.

Net cash provided by financing activities was $34,500 and $0 in the nine months ended December 31, 2022 and 2021, respectively. This was primarily due to the proceeds from the issuance of common stock.

The Company suffered recurring losses from operations and has an accumulated deficit of $21,284,233 at December 31, 2022. The Company has incurred losses of $690,619 and $888,069 for the nine months ended December 31, 2022 and 2021, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2022, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

AURASOURCE, INC.

Date: February 13, 2023	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: February 13, 2023	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation