Form 10-K
period 2023-03-31
AuraSource, Inc.
filed 2023-07-26
CIK 1083922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter was $4,932,403 (based on the closing sales price of the registrant's common stock on that date).

At July 25, 2023, there were 69,398,151 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

General

AuraSource, Inc.  and subsidiaries (“AuraSource” or “Company”) was incorporated on March 15, 1990. We have divided our activities into two divisions: AuraMetal and AuraMoto.

AuraMetalTM is focused on the development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions. AuraSource’s core technology includes physical separation, hydrometallurgical and pyrometallurgy processes. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation. To date, we have not had any sustainable projects. As such, there can be no assurances that our efforts towards this line of business will succeed. During the year ended March 31, 2023, we formed a 50% owned joint venture to assist in the process of iron ore in New Mexico.

On April 1, 2022, we formed, NeoMetals LLC, an Arizona limited liability company, to focus on the development and production of the mineral-rich complex ore of the El Capitan mine, using an environmentally friendly and cost- effective beneficiation process. The Company owns 50% of this joint venture.

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

AuraMetal Business

AuraSource, Inc. developed the AuraMetal process based on its grinding and separation technologies. This technology separates commercially valuable minerals from other ores both economically and efficiently. It has a broad application in metal beneficiation such as hematite which cannot be concentrated by magnetic separation alone. AuraMetal process improves grade of ore at low cost and with minimal pollution. It is suitable for a multitude of low-grade iron ore beneficiation. To date we have only pilot tested these processes. There can be no assurance that these processes will work on an industrialized scale.

AuraSource’s Key Technology

Ultrafine Grinding

Ultrafine grinding utilizes a fluid shock wave to grind slurry materials into ultrafine scale. The shock wave is generated when pressurized slurry (5-30 magapascal (Mpa)) goes through the grinding chamber. The shock wave carries energy and creates shear, collision and cavitation effects which cause particles in the slurry to reduce to an ultrafine size. As a result, when used in ore grinding, the ore can be pulverized, and its fluidity improved.

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

The Company competes with many companies possessing greater financial resources and technical facilities for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

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

Employees

The Company currently has three full and part-time employees and consultants.  The Company engages the services of independent consultants to assist it with management and business development.  We plan to engage additional full-time employees as our business expands.

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

Risks Related to the Company

We have a history of operating losses, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We have a history of incurring losses from operations. As of March 31, 2023, we had an accumulated deficit of $21,617,294. We expect to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and equivalents will not be sufficient to fund our business needs. Our ability to achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring additional technology and finding customers for such technology.  There can be no assurance we will ever generate revenues or achieve profitability. Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our year ended March 31, 2023, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

As of July 21, 2023, our principal stockholders and their affiliated entities own 32.04% of our outstanding common shares, representing 32.04% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We currently lease 2,507 square feet of office space at 2103 E. Cedar Street, Suites 6 Tempe, Arizona for $2,565 per month. The lease expires June 30, 2024 and $72,015 is due through the remainder of the lease. We plan to renew this lease under similar terms. We believe that our facilities are adequate to meet our current and near-term needs.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2023:
First Quarter	$0.14	$0.09
Second Quarter	$0.11	$0.09
Third Quarter	$0.11	$0.09
Fourth Quarter	$0.18	$0.11
Fiscal year ended March 31, 2022:
First Quarter	$0.44	$0.25
Second Quarter	$0.54	$0.20
Third Quarter	$0.45	$0.06
Fourth Quarter	$0.15	$0.07

Holders

On July 21, 2023, the closing sales price of our common stock as reported on the OTC markets was $0.110 per share.  As of July 21, 2023, there were approximately 900 record holders of our common stock. Our transfer agent is West Coast Stock Transfer, Inc.

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

During the quarter ended March 31, 2023, the Company issued 500,000 shares of common stock for $50,000.

As of March 31, 2023, there are 69,398,151 shares of common stock issued and outstanding.

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

AuraMetalTM is focused on the development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions. AuraSource’s core technology includes physical separation, hydrometallurgical and pyrometallurgy processes. We have developed seven patented technologies: 1) ultrafine grinding and 2) ultrafine separation. To date, we have not had any sustainable projects. As such, there can be no assurances that our efforts towards this line of business will succeed. NeoMetals is part of the AuraMetals division.

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

Revenue Recognition - We recognize revenue in accordance with ASC No. 606, Revenue Recognition. we applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. When we are paid in advance for products or services we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, and we amortized the price over the term of the agreement.

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

Fiscal Year 2023 Compared to Fiscal Year 2022

Results from Operations

Revenues

Revenues were $120,500 and $0 for the years ended March 31, 2023 and 2022, respectively. The increase in revenue resulted from the sale of electric vehicles.

Cost of Sales

Cost of sales was $92,732 and $0 for the years ended March 31, 2023 and 2022, respectively. The increase in cost of sales resulted from the costs of sale for the sale of electric vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $574,847 and $772,893 for the years ended March 31, 2023 and 2022, respectively.  The decrease in expense of $198,046 in selling, general and administrative expenses was primarily due to the decrease in stock compensation expense in 2023.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($476,601) and ($356,804) for the years ended March 31, 2023 and 2022, respectively.   The increase in interest expense for the year ended March 31, 2023 and 2022 was primarily due to the increase of principal of outstanding note payables.

Results of Operations by Segment

The following table sets forth the results of operations by segment:

	For the Year Ended
	March 31, 2023	March 31, 2022
Segment operating income
Production of materials	$—	$—
Sales of electric automobiles	120,500	—
Total revenue	$120,500	$—

	For the Year Ended
	March 31, 2023	March 31, 2022
Segment cost of revenue
Production of materials	$—	$—
Sales of electric automobiles	92,732	—
Total cost of sales	$92,732	$—

Segment Production of Materials

Revenues and Cost of Revenue for the year ended March 31, 2023 and 2022, were zero.

Segment Sales of Electric Automobiles

 Revenues for the years ended March 31, 2023 and 2022 were $120,500 and zero, respectively. The increase of $120,500 were due to the sale of electric vehicles in the year ended March 31, 2023.  Costs of revenue for the years ended March 31, 2023 and 2022 were $92,732 and zero, respectively. The increase of $92,732 were due to the cost of the electrical vehicles in the year ended March 31, 2023.

Liquidity and Capital Resources

Net cash used in operating activities was $76,334 and $44,450 for the years ended March 31, 2023 and 2022, respectively. The increase in cash used for operations was mainly due to an increase in rent and interest expense.

Net cash used in investing activities was $0 and $0 for the years ended March 31, 2023 and 2022, respectively.

Net cash provided by financing activities was $84,500 and $0 for the years ended March 31, 2023 and 2022, respectively.  The increase in cash flows from financing activities was due to an increase in stock issued for cash in 2023 compared to 2022.

The Company suffered recurring losses from operations and has an accumulated deficit of $21,617,294 at March 31, 2023.  Currently, we have not generated consistent revenues as of March 31, 2023, had a cash balance of $50,802. The Company is seeking various forms of financing.   To the extent additional funding is not achieved this will delay our business plans. We believe we have sufficient cash resources for the next 6 months, in order to meet our business goals we will need to seek additional funding or enter into strategic partnerships.

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

Capital Expenditures

We had $0 capital expenditures for the years ended March 31, 2023 and 2022, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AURASOURCE, INC.

TABLE OF CONTENTS

PAGE
Report Of Independent Registered Public Accounting Firm PCAOB ID. 5854	25
Consolidated Financial Statements as of and for the Years Ended March 31, 2023 and 2022
Consolidated Balance Sheets	26
Consolidated Statements of Operations and Comprehensive Income	27
Consolidated Statements of Stockholders' Equity (Deficit)	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AuraSource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AuraSource, Inc. (the "Company") as of March 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ TAAD LLP

We have served as the Company's auditor since 2013

Diamond Bar, California

July 25, 2023

AURASOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$50,802	$3,437
TOTAL CURRENT ASSETS	50,802	3,437
Deposit	2,821	2,262
Operating lease right-of-use assets, net	61,918	5,145
TOTAL ASSETS	$115,541	$10,844

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$105,602	$136,107
Due to related parties	3,213,765	2,787,773
Operating lease obligations, current	26,517	4,606
Note payable and accrued interest	120,071	119,594
Note payable and accrued interest – related party	3,034,679	2,750,548
TOTAL CURRENT LIABILITIES	6,500,634	5,798,628
Operating lease obligations, long term	35,632	—

TOTAL LIABILITIES	6,536,266	5,798,628

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 69,398,151 and 68,208,151 shares issued and outstanding at March 31, 2023 and 2022, respectively	69,398	68,208
Additional paid in capital	15,074,749	14,724,399
Accumulated other comprehensive income	52,422	13,223
Accumulated deficit	(21,617,294)	(20,593,614)
Total stockholders’ deficit	(6,420,725)	(5,787,784)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$115,541	$10,844

 The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
REVENUES
Revenue	$120,500	$—
Cost of Revenue	92,732	—
GROSS PROFIT	27,768	—
OPERATING EXPENSES
General and administrative expenses	574,847	772,893
Total operating expenses	574,847	772,893
LOSS FROM OPERATIONS	(547,079)	(772,893)

Interest and other income (expense), net	(476,601)	(356,804
NET LOSS	(1,023,680)	(1,129,697)
Other Comprehensive Loss
Foreign currency translation gain (loss)	39,199	18,000
Total Comprehensive Loss	$(984,481)	$(1,111,697)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	68,738,178	68,208,151

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2021	—	$—	68,208,151	$68,208	$14,357,975	$(19,463,917)	$31,223	$(5,006,511)
Issuance of options	—	—	—	—	274,600	—	—	274,600
Imputed interest	—	—	—	—	91,824	—	—	91,824
Net loss	—	—	—	—	—	(1,129,697)	—	(1,129,697)
Foreign currency translation adjustment	—	—	—	—	—	—	(18,000)	(18,000)
Balance at March 31, 2022	—	$—	68,208,151	$68,208	$14,724,399	$(20,593,614)	$13,223	$(5,787,784)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2022	—	$—	68,208,151	$68,208	$14,724,399	$(20,593,614)	$13,223	$(5,787,784)
Issuance of common stock	—	—	1,190,000	1,190	83,310	—	—	84,500
Issuance of options	—	—	—	—	83,800	—	—	83,800
Imputed interest	—	—	—	—	183,240	—	—	183,240
Net loss	—	—	—	—	—	(1,023,680)	—	(1,023,680)
Foreign currency translation adjustment	—	—	—	—	—	—	39,199	39,199
Balance at March 31, 2023	—	$—	69,398,151	$69,398	$15,074,749	$(21,617,294)	$52,422	$(6,420,725)

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,680)	$(1,129,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation issued for services	83,800	274,600
Imputed interest	183,240	91,824
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(30,964)	18,133
Accounts payable and accrued expenses – related parties	710,124	697,839
Interest payable	376	4,135
Lease	770	(1,284)

Net cash used in operating activities	(76,334)	(44,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	84,500	—
Net cash provided by financing activities	84,500	—

Effect of exchange rate fluctuation on cash	39,199	(18,000)
NET INCREASE IN CASH	47,365	(62,450)
CASH, Beginning of year	3,437	65,887
CASH, End of year	$50,802	$3,437

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$192	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AURASOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

On April 1, 2022, we formed, NeoMetals LLC, an Arizona limited liability company, to focus on the development and production of the mineral-rich complex ore of the El Capitan mine, using an environmentally friendly and cost- effective beneficiation process. The Company owns 50% of this joint venture.

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

Going Concern — The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2023, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We entered into a new lease on July 1, 2022. The new policy impacted us July 1, 2019.

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

Revenue Recognition - We recognize revenue in accordance with ASC No. 606, Revenue Recognition. The Company applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. When we are paid in advance for products or services we classify these amounts as deferred revenue. Upon the receipt of these products at the destination port, we recognize revenue. For services, we amortized the price over the term of the agreement.

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

Foreign Currency Translation. - Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended March 31, 2023 was $39,199, compared to a translation gain of $18,000 for the year ended March 31, 2022.

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted loss per share for the years ended March 31, 2023 and 2022 because their effect is anti-dilutive.

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

The carrying value of cash, accounts receivable, accounts payable, and notes payable approximates their fair values due to their short-term maturities.

Segment Reporting -

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions which accounts for approximately 0% of the Company’s revenues for the year ended March 31, 2023; and (2) sourcing various vendors and customers in the automotive industry, which accounted for approximately 100% of the Company’s total revenues for the years ended March 31, 2023.

The following tables summarize segment information for the years ended March 31, 2023 and 2022:

	2023	2022
REVENUES
Revenue
Production of materials	$—	$—
Sales of electric automobiles	120,500	—
Corporate & other	—	—
	120,500	—

Cost of Revenue
Production of materials	—	—
Sales of electric automobiles	92,732	—
Corporate & other	—	—
	92,732	—

GROSS PROFIT
Production of materials	—	—
Sales of electric automobiles	27,768	—
Corporate & other	—	—
	27,768	—

OPERATING EXPENSES
Production of materials	—	—
Sales of electric automobiles	—	—
Corporate & other	574,847	772,893
	574,847	772,893

LOSS FROM OPERATIONS
Production of materials	—	—
Sales of electric automobiles	27,768	—
Corporate & other	(574,847)	(772,893)
	(547,079)	(772,893)

Interest and other income (expense), net
Production of materials	—	—
Sales of electric automobiles	—	—
Corporate & other	(476,079)	(356,804)
	(476,079)	(356,804)

NET LOSS
Production of materials	—	—
Sales of electric automobiles	27,768	—
Corporate & other	(1,051,448)	(1,129,697)
	(1,023,680)	(1,129,697)

Recently Adopted Accounting Pronouncements -

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This new standard removes certain exceptions for recognizing deferred taxes of foreign investments, the incremental approach to performing intra period allocation, and calculating income taxes for year-to-date interim period losses when such losses exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in goodwill tax basis, enacted tax law changes impact during interim periods, and allocation of taxes to members of a consolidated group which are not subject to tax. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of March 31, 2023). As of March 31, 2023 and 2022, our deposits did not exceeded insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash. The cash balance in China as of March 31, 2023 and 2022 is $6,998 and $958 respectively.

NOTE 3 – DUE TO RELATED PARTIES

As of March 31, 2023 and 2022, $3,213,765 and $2,787,773, respectively, is owed to the officers and directors. As of March 31, 2023, $455,934 is from the advancement of expenses and $2,757,831 is for past due compensation. The officers and directors of the Company agreed to accrue compensation for their services until such time the Company had sufficient funds to pay this liability. For the years ended March 31, 2023 and 2022, we recorded $183,240 and $91,824 of imputed interest related to these liabilities, respectively.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO, whereby he converted amounts owed of $1,565,169. On February 15, 2018, Mr. Liu converted $303,266 of the note into 4,332,374 shares of common stock which was considered the fair market value. $2,372,795 is owed under the note as of March 31, 2023. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2019. The note is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO, whereby he converted amounts owed of $411,214. On February 15, 2018, Mr. Stoppenhagen converted $91,949 of the note into 1,313,556 shares of common stock which was considered the fair market value. $661,884 is owed under the note as of March 31, 2023. The note has an interest rate of 10% which is compounded quarterly and is due on March 31, 2019. The note is in default.

NOTE 5 – NOTE PAYABLE

In December 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The Company paid $7,500 to reduce the amount of the note. The amount of principle and interest as of March 31, 2023 is $93,505. The principle and interest are due on September 15, 2016. The note payable is currently in default.

On May 3, 2020, we entered into a loan borrowed $29,332 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 3, 2020, and is due on May 3, 2022. The PPP Note may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. We repaid $10,000 in August 2020. As of March 31, 2023, the principal and interest of the PPP Note is $12,376. The Company plans to pay off this loan balance in the next year.

On June 13, 2020, we entered into a note with the US Small Business Administration for a loan amount of $12,900 and an annual interest rate of 3.75% which is due in 30 years. As of March 31, 2023, the principal and interest of the note is $14,190.

 NOTE 6 – STOCK ISSUANCE

During the quarter ended June 30, 2022, the Company issued 190,000 shares of common stock for $9,500.

During the quarter ended September 30, 2022, the Company issued 200,000 shares of common stock for $10,000.

During the quarter ended December 31, 2022, the Company issued 300,000 shares of common stock for $15,000.

During the quarter ended March 31, 2023, the Company issued 500,000 shares of common stock for $50,000.

As of March 31, 2023, there are 69,398,151 shares of common stock issued and outstanding.

NOTE 7 - STOCK OPTIONS

On April 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On July 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On October 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On January 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.  On April 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.  On July 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years. On October 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On January 1, 2023, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the year ended March 31, 2023 and 2022, the Company recorded $83,800 and $274,600, respectively, in compensation expense arising from the vesting of options, respectively. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	330- 350%
Average expected option life	5 years
Risk-free interest rate	2.39% - 3.89%

The following table summarizes activity in the Company's stock option grants for the years ended March 31, 2023 and 2022:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2021	6,120,000	$0.24	3.50		$-
Granted	800,000	$0.05	3.00		$33,600
Expired	(40,000)	$0.75	0.00	$
Balance at March 31, 2022	6,880,000	$0.25	3.00		$-
Granted	800,000	0.05	4.50		$40,000
Expired	(40,000)	$0.45			$-
Balance at March 31, 2023	7,640,000	$0.23	3.34		$-

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		Life

$0.50	40,000	1.00	$0.50	40,000	$0.50
$0.49	40,000	2.00	$0.49	40,000	$0.49
$0.25	4,800,000	3.62	$0.25	4,800,000	$0.25
$0.17	40,000	6.00	$0.17	40,000	$0.17
$0.15	40,000	3.00	$0.15	40,000	$0.15
$0.11	40,000	5.00	$0.11	40,000	$0.11
$0.08	40,000	4.00	$0.08	40,000	$0.08
$0.05	2,600,000	3.25	$0.05	2,600,000	$0.05
Balance	7,640,000	3.67	$0.23	7,640,000	$0.23

NOTE 8 - LOSS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2023 and 2022 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

The following table sets forth common stock equivalents (potential common stock) for the years ended March 31, 2023 and 2022 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2023	2022
Weighted average common stock equivalents:
Non-plan stock options	7,640,000	6,880,000

NOTE 9 - INCOME TAX

The deferred tax asset as of March 31, 2023 and 2022 consisted of the following:

	2023	2022
Net operating loss carryforwards	$5,038,991	$4,800,371
Less valuation allowance	(5,038,991)	(4,800,371)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The Company has not filed its federal and state tax returns for the years ending March 31, 2023 and 2022.

As of March 31, 2023, the Company has net operating federal and state loss carryforward of $21,617,294 which is available to offset future taxable income that expires by year 2034. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain. There are no uncertain tax positions.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2023 and 2022 is as follows:

	2023	2022
Income tax benefit at federal statutory rate	(21.00)%	(21.00)%
Foreign tax rate difference	1.49%	1.49%
State income tax benefit, net of effect on federal taxes	(3.80)%	(3.80)%
Increase in valuation allowance	23.31%	23.31%
Income tax expense	—	—

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases — We currently lease 2,507 square feet of office space at 2103 E. Cedar Street, Suites 6 Tempe, Arizona for $2,565 per month. The lease expires June 30, 2024 and $72,015 is due through the remainder of the lease. We believe that our facilities are adequate to meet our current and near-term needs.

March 31, 2023
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$30,656

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended March 31, 2023	$30,007
Remaining lease term – operating leases (in years)	2.17
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$61,918
Total operating lease assets	$61,918

Short-term operating lease liabilities	$26,517
Long-term operating lease liabilities	$35,632
Total operating lease liabilities	$62,149

Maturities of the Company’s lease liabilities are as follows:

Period ending March 31,	Operating
Lease
2024	71,323

Total lease payments	72,015

Less: Imputed interest/present value discount	9,174
Present value of lease liabilities	$62,149

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

NOTE 11 - JOINT VENTURE

In April 2022, we entered into a joint venture agreement where we own 50% of NeoMetals LLC, an Arizona limited liability company, to focus on the development and production of the mineral-rich complex ore of the El Capitan mine, using an environmentally friendly and cost- effective beneficiation process. On March 3, 2023, NeoMetals LLC entered into a promissory note for $1,800,000 with an accredited investor. This note was personally guaranteed by NeoMetals two managing directors, Douglas Sanders and Philip Liu. At the end of 12 months, the Company will pay back the note plus $270,000 in interest. The payable balance in the below table is due one year from issuance. The 50% ownership in the joint venture qualifies for the equity method of accounting. The equity method is applied when an entity has significant influence over the joint venture but does not have control. Philip Liu is co managing director which gives significant control. Each director has one vote and therefore split the voting power equally. Under this method, the joint venture is initially recorded at cost, and subsequently, Aurasource's share of the joint venture's income, expenses, and assets is recognized in its financial statements.

The Company did not include the assets and liabilities related to the joint venture in it’s balance sheet. The joint venture for the year ended March 31, 2023 are:

March 31, 2023
Assets
Cash	$1,765,144
Total Assets	$1,765,144

Liabilities
Note payable	$1,834,581
Total Liabilities	$1,834,581

The net loss of NeoMetals was $69,437 for the year ending March 31, 2023. The loss attributed to the Company was $34,719.

According to ASC 323-10-35-19, an investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor’s investment carrying amount, including any additional financial support made or committed to by the investor. Additional financial support made or committed to by the investor may take the form of any of the following:

  Capital contributions to the investee;
  Investments in additional common stock of the investee;
  Investments in preferred stock of the investee;
  Loans to the investee;
  Investments in debt securities (including mandatorily redeemable preferred stock) of the investee;
  Advances to the investee.

According to ASC 323-10-35-20, the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee.

According to ASC 323-10-35-21, an investor shall, however, provide for additional losses if the imminent return to profitable operations by an investee appears to be assured. For example, a material, nonrecurring loss of an isolated nature may reduce an investment below zero even though the underlying profitable operating pattern of an investee is unimpaired.

According to ASC 323-10-35-22, If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

The Company did not make or commit to financially support NeoMetals. The Company did not guarantee NeoMetals obligations. There were no imminent return to profitable operations for NeoMetals.

In accordance with ASC 323-10-35 numbers 19 through 22 we did not record the loss as our carrying amount of our investment is zero. To the extent, there is net income in future periods we will offset against this loss.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2023, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2023, and their positions with the Company, are as follows:

Name	Age	Position

Philip Liu	60	Chief Executive Officer, President and Chairman of the Board

Eric Stoppenhagen	49	Chief Financial Officer, Treasurer and a Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended March 31, 2023, our executive officers and directors have not complied with all Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2023 and 2022 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Philip Liu (1)	2022	—	—	—	137,300	(2)	—	137,300
Chief Executive Officer	2023	—	—	—	41,900	(2)	—	41,900

Eric Stoppenhagen (1)	2022	—	—	—	137,300	(2)	—	137,300
Chief Financial Officer	2023	—	—	—	41,900	(2)	—	41,900

__________________________

(1)	Mr. Liu and Mr. Stoppenhagen accrued their compensation.
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

On April 1, 2022, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On July 1, 2022, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On October 1, 2022, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.25 for serving as executive officers. On January 1, 2023, Mr. Liu and Mr. Stoppenhagen were granted 100,000 options at an exercise price of $0.052 for serving as executive officers. The options will expire in 10 years after issuance.

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

 In our fiscal year ending March 31, 2023, the Company did not retain outside consultants to provide advice in relation to executive compensation.

Outstanding Equity Awards at Fiscal Year-End March 31, 2023

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2023.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)		Option Expiration Date

Philip Liu		1/1/2014	100,000	0	0.25	12/31/2023
Eric Stoppenhagen		1/1/2014	100,000	0	0.25	12/31/2023

Philip Liu		4/1/2014	20,000	0	0.50	3/31/2024
Eric Stoppenhagen		4/1/2014	20,000	0	0.50	3/31/2024
Philip Liu		4/1/2014	100,000	0	0.25	3/31/2024
Eric Stoppenhagen		4/1/2014	100,000	0	0.25	3/31/2024

Philip Liu		7/1/2014	100,000	0	0.25	6/30/2024
Eric Stoppenhagen		7/1/2014	100,000	0	0.25	6/30/2024

Philip Liu	10/1/2014	100,000			0		0.25	9/30/2024
Eric Stoppenhagen	10/1/2014	100,000			0		0.25	9/30/2024

Philip Liu	1/1/2015	100,000			0		0.25	12/31/2024
Eric Stoppenhagen	1/1/2015	100,000			0		0.25	12/31/2024

Philip Liu	4/1/2015	20,000			0		0.49	3/31/2025
Eric Stoppenhagen	4/1/2015	20,000			0		0.49	3/31/2025
Philip Liu	4/1/2015	100,000			0		0.25	3/31/2025
Eric Stoppenhagen	4/1/2015	100,000			0		0.25	3/31/2025

Philip Liu	7/1/2015	100,000			0		0.25	6/30/2025
Eric Stoppenhagen	7/1/2015	100,000			0		0.25	6/30/2025

Philip Liu	10/1/2015	100,000			0		0.25	9/30/2025
Eric Stoppenhagen	10/1/2015	100,000			0		0.25	9/30/2025

Philip Liu	1/1/2016	100,000			0		0.25	12/31/2025
Eric Stoppenhagen	1/1/2016	100,000			0		0.25	12/31/2025

Philip Liu	4/1/2016	20,000			0		0.15	3/31/2026
Eric Stoppenhagen	4/1/2016	20,000			0		0.15	3/31/2026
Philip Liu	4/1/2016	100,000			0		0.25	3/31/2026
Eric Stoppenhagen	4/1/2016	100,000			0		0.25	3/31/2026

Philip Liu	7/1/2016	100,000			0		0.25	6/30/2026
Eric Stoppenhagen	7/1/2016	100,000			0		0.25	6/30/2026

Philip Liu	10/1/2016	100,000			0		0.25	9/30/2026
Eric Stoppenhagen	10/1/2016	100,000	0		0.25			9/30/2026

Philip Liu	1/1/2017	100,000		0		0.25		12/31/2026
Eric Stoppenhagen	1/1/2017	100,000		0		0.25		12/31/2026

Philip Liu	4/1/2017	20,000		0		0.15		3/31/2027
Eric Stoppenhagen	4/1/2017	20,000		0		0.15		3/31/2027
Philip Liu	4/1/2017	100,000		0		0.25		3/31/2027
Eric Stoppenhagen	4/1/2017	100,000		0		0.25		3/31/2027

Philip Liu	7/1/2017	100,000	0	0.25	6/30/2027
Eric Stoppenhagen	7/1/2017	100,000	0	0.25	6/30/2027

Philip Liu	10/1/2017	100,000	0	0.25	9/30/2027
Eric Stoppenhagen	10/1/2017	100,000	0	0.25	9/30/2027

Philip Liu	1/1/2018	100,000	0	0.25	12/31/2027
Eric Stoppenhagen	1/1/2018	100,000	0	0.25	12/31/2027

Philip Liu	4/1/2018	20,000	0	0.15	3/31/2028
Eric Stoppenhagen	4/1/2018	20,000	0	0.15	3/31/2028
Philip Liu	4/1/2018	100,000	0	0.25	3/31/2028
Eric Stoppenhagen	4/1/2018	100,000	0	0.25	3/31/2028

Philip Liu	7/1/2018	100,000	0	0.25	6/30/2028
Eric Stoppenhagen	7/1/2018	100,000	0	0.25	6/30/2028

Philip Liu	10/1/2018	100,000	0	0.25	9/30/2028
Eric Stoppenhagen	10/1/2018	100,000	0	0.25	9/30/2028

Philip Liu	1/1/2019	100,000	0	0.25	12/31/2028
Eric Stoppenhagen	1/1/2019	100,000	0	0.25	12/31/2028

Philip Liu	4/1/2019	20,000	0	0.17	3/31/2029
Eric Stoppenhagen	4/1/2019	20,000	0	0.17	3/31/2029

Philip Liu	4/1/2019	100,000	0	0.25	3/31/2029
Eric Stoppenhagen	4/1/2019	100,000	0	0.25	3/31/2029

Philip Liu	7/1/2019	100,000	0	0.25	6/30/2029
Eric Stoppenhagen	7/1/2019	100,000	0	0.25	6/30/2029

Philip Liu	10/1/2019	100,000	0	0.25	9/30/2029

Eric Stoppenhagen	10/1/2019	100,000		0		0.25	9/30/2029

Philip Liu	1/1/2020	100,000		0		0.052	12/31/2029
Eric Stoppenhagen	1/1/2020	100,000		0		0.052	12/31/2029
Philip Liu	4/1/2020		100,000		0	0.25	3/31/2030
Eric Stoppenhagen	4/1/2020		100,000		0	0.25	3/31/2030

Philip Liu	7/1/2020	100,000	0	0.25	6/30/2030
Eric Stoppenhagen	7/1/2020	100,000	0	0.25	6/30/2030

Philip Liu	10/1/2020	100,000	0	0.25	9/30/2030

Eric Stoppenhagen	10/1/2020	100,000	0	0.25	9/30/2030

Philip Liu	1/1/2021	100,000	0	0.052	12/31/2030
Eric Stoppenhagen	1/1/2021	100,000	0	0.052	12/31/2030

Philip Liu	4/1/2021	100,000	0	0.052	3/31/2031
Eric Stoppenhagen	4/1/2021	100,000	0	0.052	3/31/2031

Philip Liu	7/1/2021	20,000	0	0.052	6/30/2031
Eric Stoppenhagen	7/1/2021	20,000	0	0.052	6/30/2031

Philip Liu	10/1/2021	100,000	0	0.052	9/30/2031
Eric Stoppenhagen	10/1/2021	100,000	0	0.052	9/30/2031

Philip Liu	1/1/2022	100,000	0	0.052	12/31/2031
Eric Stoppenhagen	1/1/2022	100,000	0	0.052	12/31/2031

Philip Liu	4/1/2022	100,000	0	0.052	3/31/2032
Eric Stoppenhagen	4/1/2022	100,000	0	0.052	3/31/2032

Philip Liu	7/1/2022	20,000	0	0.052	6/30/2032
Eric Stoppenhagen	7/1/2022	20,000	0	0.052	6/30/2032

Philip Liu	10/1/2022	100,000	0	0.052	9/30/2032
Eric Stoppenhagen	10/1/2022	100,000	0	0.052	9/30/2032

Philip Liu	1/1/2023	100,000	0	0.052	12/31/2032
Eric Stoppenhagen	1/1/2023	100,000	0	0.052	12/31/2032

 (1) In the year ending March 31, 2022, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company. In the year ending March 31, 2023, Mr. Liu and Mr. Stoppenhagen were granted 400,000 options each for their services as officers of the Company.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer and directors as of March 31, 2023.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.50
Eric Stoppenhagen	20,000	100%	0.50
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.49
Eric Stoppenhagen	20,000	100%	0.49
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.15
Eric Stoppenhagen	20,000	100%	0.15
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25

Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.075
Eric Stoppenhagen	20,000	100%	0.075
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25

Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.11
Eric Stoppenhagen	20,000	100%	0.11
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	20,000	100%	0.17
Eric Stoppenhagen	20,000	100%	0.17
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25

Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.25
Eric Stoppenhagen	100,000	100%	0.25
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052

Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052
Philip Liu	100,000	100%	0.052
Eric Stoppenhagen	100,000	100%	0.052

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2023 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at March 31, 2023	Value of Unexercised In-the-Money Options and Warrants at March 31, 2023
Philip Liu	0	N/A	3,820,000	0
Eric Stoppenhagen	0	N/A	3,820,000	0

Compensation of Directors

The following table details the total compensation paid to the company’s non-employee directors in our fiscal year ending March 31, 2023:

None

(1)	Our BOD approved a compensation plan for the BOD. Under such plan, current members of the Company’s BOD (including our employee directors) earn $500 for every meeting attended in person and $250 for every meeting attended telephonically.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 21, 2023 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 69,398,151 shares of our common stock outstanding on July 21, 2023.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o 2103 E. Cedar Street, Suites 6 Tempe, Arizona 85281.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership of Common Stock (1)
Global Energy Source Inc	11,511,850	14.86%
John W. Lambert	9,636,132	12.44%
Philip Liu (2)	15,126,677	19.52%
Eric Stoppenhagen(2)	6,668,400	8.61%
All officers and directors
as a group (two persons)	21,795,077	28.13%
	42,943,059	55.43%

-1	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (69,398,151) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
-2	Officer and director of the Company.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	7,640,000	$ 0.23	0
Total	7,640,000	$ 0.23	0

Changes in Control Arrangements

There existed no change in control arrangements at March 31, 2023.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On April 4, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended March 31, 2023 and 2022, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by TAAD for the audit of the Company’s consolidated financial statements in the years ended March 31, 2023 and 2022, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings was $19,777 and $19,059 and for the years ended March 31, 2023 and 2022, respectively.

Audit-Related Fees

There were no fees billed by TAAD for audit-related services for the years ended March 31, 2023 and 2022.

Tax Fees

The aggregate fees billed by TAAD for tax-related services for the years ended March 31, 2023 and 2022 were zero.

All Other Fees

There were no fees billed by TAAD for other services not described above for the years ended March 31, 2023 and 2022.

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

AuraSource, Inc.

Date: July 25, 2023	By:	/s/ PHILIP LIU ----------------------------------------------------------- Name: Philip Liu Title: Chief Executive Officer (Principal Executive Officer)
Date: July 25, 2023	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chief Executive Officer (Principal Executive Officer)	July 25, 2023
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 25, 2023
/s/ PHILIP LIU ------------------------------------ Philip Liu	Chairman	July 25, 2023
/s/ ERIC STOPPENHAGEN ------------------------------------- Eric Stoppenhagen	Director	July 25, 2023

Index to Exhibits:
Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of November 6, 1998 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed December 21, 1999)
*3.2	Certificate of Amendment of Articles of Incorporation effective as of August 18, 2008 (incorporated herein by reference to Exhibit 3.1 of Company's Form 10-Q dated September 30, 2008)
*3.3	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed December 21, 1999)
*10.1	Compensation Plan for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated September 12, 2008)
*10.2	Charter of the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 10.1 of Company's Form 10-Q dated September 30, 2008)
*10.3	Employment Agreement between AuraSource, Inc. and Philip Liu dated August 1, 2009 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated September 1, 2009)
*10.4	Mineral Reserve Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated February 15, 2012)
*10.5	Agreement to Purchase Minerals between Gulf Coast Mining, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 of Company's Form 8-K dated February 15, 2012)
*10.6	Exclusive License Agreement between Gulf Coast Holdings, LLC and AuraSource, Inc. dated February 15, 2012 (incorporated herein by reference to Exhibit 10.3 of Company's Form 8-K dated February 15, 2012)
*10.7	Employment Agreement between AuraSource, Inc. and Philip Liu dated January 1, 2014 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K dated January 3, 2014)
*10.7	Employment Agreement between AuraSource, Inc. and Eric Stoppenhagen dated January 1, 2014 (incorporated herein by reference to Exhibit 99.2 of Company's Form 8-K dated January 3, 2014)
*14.1	Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 of Company's Form 10-Q dated September 30, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

*      Previously filed.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.