Form 10-Q
period 2023-06-30
AuraSource, Inc.
filed 2023-08-18
CIK 1083922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2023

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x] Emerging growth company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2023
Common Stock, $.001 par value	69,398,151

AURASOURCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AuraSource, Inc.

Condensed Consolidated Unaudited Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS
CURRENT ASSETS
Cash	$34,580	$50,802
TOTAL CURRENT ASSETS	34,580	50,802
Deposit	2,821	2,821
Operating lease right-of-use assets, net	55,650	61,918
TOTAL ASSETS	$93,051	$115,541

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$96,621	$105,602
Due to related parties	3,303,474	3,213,765
Operating lease obligations, current	27,650	26,517
Note payable and accrued interest	117,684	120,071
Note payable and accrued interest – related party	3,110,546	3,034,679
TOTAL CURRENT LIABILITIES	6,655,975	6,500,634
Operating lease obligations, long term	28,462	35,632

TOTAL LIABILITIES	6,684,437	6,536,266

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 69,398,151 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	69,398	69,398
Additional paid in capital	15,153,352	15,074,749
Accumulated other comprehensive income	77,826	52,422
Accumulated deficit	(21,891,962)	(21,617,294)
Total stockholders’ deficit	(6,591,386)	(6,420,725)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,051	$115,541

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2023	2022

Revenue	$—	$—

Cost of revenue	—	—

Gross profit (loss)	—	—

Operating expenses
General and administrative expenses	146,944	149,029
Total operating expenses	146,944	149,029

Loss from operations	(146,944)	(149,029)

Interest income (expense) and other, net	(127,724)	(97,244)

Net loss	$(274,668)	$(246,273)
Other Comprehensive Income
Foreign currency translation gain (loss)	25,404	(27,552)
Total Comprehensive Loss	$(249,264)	$(273,825)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding —Basic and diluted	69,398,151	68,357,601

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Consolidated Statements of Stockholders’ Deficit

Three Months Ended June 30, 2023 and 2022

 Three Month Comparison

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2023	—	$—	69,398,151	$69,398	$15,074,749	$(21,617,294)	$52,422	$(6,420,725)
Issuance of options	—	—	—	—	28,799	—	—	28,799
Imputed interest	—	—	—	—	49,804	—	—	49,804
Net loss	—	—	—	—	—	(274,668)	—	(274,668)
Foreign currency translation adjustment	—	—	—	—	—	—	25,404	25,404
Balance at June 30, 2023	—	$—	69,398,151	$69,398	$15,153,352	$(21,891,962)	$77,826	$(6,591,386)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Other Comprehensive Income	Total
Balance at March 31, 2022	—	$—	68,208,151	$68,208	$14,724,399	$(20,593,614)	$13,223	$(5,787,784)
Issuance of common stock			190,000	190	9,310			9,500
Issuance of options	—	—	—	—	24,000	—	—	24,000
Imputed interest					25,325			25,325
Net loss	—	—	—	—	—	(246,273)	—	(246,273)
Foreign currency translation adjustment	—	—	—	—	—	—	27,552	27,552
Balance at June 30, 2022	—	$—	68,398,151	$68,398	$14,783,034	$(20,839,887)	$40,775	$(5,947,680)

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AuraSource, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(274,668)	$(246,273)
Adjustments to reconcile net loss to net cash used in operating activities
Options issued for services	28,799	24,000
Imputed interest – related party	49,804	25,325
Changes in operating assets and liabilities
Customer deposits	—	77,413
Vendor deposits	—	(43,433)
Accounts payable and accrued expenses	(6,197)	(27,783)
Accounts payable – related parties	165,577	176,573
Net cash used in operating activities	(36,685)	(14,178)

Cash flows from financing activities
Repayment of debt	(4,939)	—
Proceeds from the issuance of common stock	—	9,500
Net cash provided by financing activities	(4,939)	9,500

Effect of exchange rate fluctuation on cash	25,402	27,551

Net change in cash	(16,222)	22,873

Cash - beginning balance	50,802	3,437

Cash - ending balance	$34,580	$26,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern — The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $21,891,962 at June 30, 2023.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty such efforts will be successful.

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

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2023 included in our Annual Report on Form 10-K. The results of the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

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

Net Loss Per Share — The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares arising from stock options and warrants were excluded from the computation of basic and diluted earnings per share, for the three months ended June 30, 2023 and 2022 because their effect is anti-dilutive.

The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Numerator:
Net loss	$(274,668)	$(246,273)
Denominator:
Weighted average common shares outstanding—basic	68,357,601	68,357,601
Dilutive common stock equivalents	7,840,000	7,080,000
Weighted average common shares outstanding—diluted	76,197,601	75,437,601
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) development and production of environmentally friendly and cost-effective beneficiation process for complex ore, tailings and slimes materials as industrial application solutions ; and (2) sourcing various vendors and customers in the automotive industry. The Company has not generated any revenue for the three months ended June 30, 2023 and 2022.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

As of June 30, 2023 and March 31, 2023, our deposits did not exceed amounts insured by the FDIC (up to $250,000, per financial institution as of June 30, 2023). We have not experienced any losses in such accounts, and we believe we are not exposed to any credit risk on cash.

Currently, we maintain a bank account in China. This account is not insured, and we believe is exposed to credit risk on cash.

NOTE 3 – DUE TO RELATED PARTIES

As of June 30, 2023 and March 31, 2023, $3,303,474 and $3,213,765, respectively, is owed to the officers and directors. Since December 2011, the officers and directors of the Company agreed to accrue compensation with no interest for their services until such time the Company had sufficient funds to pay this liability. We record imputed interest for the amounts owed.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 26, 2016, we entered into a note payable with Philip Liu, our CEO. $2,432,115 is owed under the note as of June 30, 2023. The note has an interest rate of 10% which is compounded quarterly and is in default.

On April 26, 2016, we entered into a note payable with Eric Stoppenhagen, our CFO. $678,431 is owed under the note as of June 30, 2023. The note has an interest rate of 10% which is compounded quarterly and is in default.

NOTE 5 – NOTE PAYABLE

In December 2014, we entered into a note payable for $63,357 which bears an interest rate of 6% per year as a settlement for previously due amounts recorded in accounts payable. The Company paid $10,000 to reduce the amount of the note. The amount of principle and interest as of June 30, 2023 is $92,408. The principle and interest are due on September 15, 2016. The note payable is currently in default.

On May 3, 2020, we entered into a loan borrowed $29,332 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 3, 2020, and is due on May 3, 2022. The PPP Note may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. We repaid $10,000 in August 2020. As of June 30, 2023, the principal and interest of the PPP Note is $11,395. The Company plans to pay off this loan balance in the next year.

On June 13, 2020, we entered into a note with the US Small Business Administration for a loan amount of $12,900 and an annual interest rate of 3.75% which is due in 30 years. As of June 30, 2023, the principal and interest of the note is $12,900 and the accrued interest is $981.

NOTE 6 – STOCK ISSUANCE

As of June 30, 2023, there are 69,398,151 shares of common stock issued and outstanding.

NOTE 7 – STOCK OPTIONS

On April 1, 2021, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On April 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements.  On July 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years. On October 1, 2022, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. On January 1, 2023, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years. On April 1, 2023, we granted 200,000 vested options to purchase shares of our common stock at $0.052 per share to certain our CEO and CFO per their employment agreements. All options have a term of ten years.

We will record stock-based compensation expense over the requisite service period, which in our case approximates the vesting period of the options. During the quarter ended June 30, 2023 and 2022, the Company recorded $28,799 and $24,000, respectively, in compensation expense arising from the vesting of options, respectively. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

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

These assumptions were used to determine the FV of stock options granted:

Dividend yield	0.0%
Volatility	329%
Average expected option life	5 years
Risk-free interest rate	3.55%

The following table summarizes activity in the Company's stock option grants for the three months ended June 30, 2023 and year ended March 31, 2023:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2022	6,880,000	$0.25	2.75		$-
Granted	800,000	$0.05	4.25		$40,000
Expired	(40,000)	$0.45	0.00	$
Balance at March 31, 2023	7,640,000	$0.23	3.09		$-
Granted	200,000	0.05	4.75		$10,000

Balance at June 30, 2023	7,840,000	$0.23	3.17		$-

The following summarizes pricing and term information for options issued to employees and directors outstanding as of March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		Life

$0.50	40,000.75		$0.50	40,000	$0.50
$0.49	40,000	1.75	$0.49	40,000	$0.49
$0.25	4,800,000	3.25	$0.25	4,800,000	$0.25
$0.17	40,000	5.75	$0.17	40,000	$0.17
$0.15	40,000	2.75	$0.15	40,000	$0.15
$0.11	40,000	4.75	$0.11	40,000	$0.11
$0.08	40,000	3.75	$0.08	40,000	$0.08
$0.05	2,800,000	3.00	$0.05	2,600,000	$0.05
Balance	7,840,000	3.17	$0.23	7,840,000	$0.23

NOTE 8 - JOINT VENTURE

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

The Company did not include the assets and liabilities related to the joint venture in it’s balance sheet. The joint venture for the quarter ended June 30, 2023 are:

June 30, 2023
Assets
Cash	$1,760,693
Total Assets	$1,760,693

Liabilities
Note payable	$1,834,685
Total Liabilities	$1,834,685

The net loss of NeoMetals was $73,992 for the quarter ending June 30, 2023. The loss attributed to the Company was $36,996.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2023 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2023 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses were $146,944 and $149,029 for the three months ended June 30, 2023 and 2022, respectively. The decrease is mainly due to the decrease in accounting expense.

Interest Income (Expense) and Other, net

Interest income (expense) and other, net was $(127,724) and $(97,244) for the three months ended June 30, 2023 and 2022, respectively. The increase was mainly due to the increase finance charge due to the increase in debt and the imputed interest of related party payable.

Net cash used in operating activities was $(36,685) and $(14,178) in the three months ended June 30, 2023 and 2022, respectively. The increase in cash used in operating activities were the result of office expenses and rent.

Net cash received from / (used in) financing activities was $(4,939) and $9,500 in the three months ended June 30, 2023 and 2022, respectively. This was primarily due to the proceeds from the issuance of common stock in 2022 and the repayment of $4,939 of notes in 2023.

The Company suffered recurring losses from operations and has an accumulated deficit of $21,891,962 at June 30, 2023. The Company has incurred losses of $274,668 and $246,273 for the three months ended June 30, 2023 and 2022, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short and long term.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Refer to the notes to the consolidated financial statements in our March 31, 2023 Annual Report on Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's ICFR as of June 30, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2023, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding ICFR.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our ICFR during the quarter ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 1A – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

AURASOURCE, INC.

Date: August 17, 2023	/s/ PHILIP LIU
Name: Hongliang Philip Liu
Title: Chief Executive Officer

Date: August 17, 2023	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation